Form 10-Q
period 2011-01-31
BCS Solutions, Inc.
filed 2011-03-14
CIK 1492541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,200,000 shares of common stock are issued and outstanding as of January 31, 2011.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at January 31, 2011 (unaudited) and April 30, 2010 .   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity ................................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  11

Item 4T. Controls and Procedures. ..........................................  12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  14

Item 1A. Risk Factors. .....................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  14

Item 3.  Defaults Upon Senior Securities. ..................................  14

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  14

Item 5.  Other Information. ................................................  14

Item 6.  Exhibits. .........................................................  14

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

                               BCS Solutions, Inc
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                      JANUARY 31,    APRIL 30,
                                                         2011          2010
                                                       UNAUDITED      AUDITED
                                                      -----------   -----------

CURRENT ASSETS
  Cash and cash equivalents .......................   $    13,398   $     8,992
                                                      -----------   -----------
    Total current assets ..........................        13,398         8,992
                                                      -----------   -----------

                                                      -----------   -----------

TOTAL ASSETS ......................................   $    13,398   $     8,992
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
                                                      ===========   ===========

STOCKHOLDERS' EQUITY
  Capital Stock
    Authorized:
      300,000,000 common shares, $0.0001 par value
    Issued and outstanding shares:
      13,200,000 and 12,000,000 shares issued and
      outstanding at January 31, 2011 and
      April 30, 2010 respectively .................         1,320         1,200
  Additional paid in capital ......................        19,680         7,800
  Deficit accumulated during the development stage         (8,252)       (3,608)
                                                      -----------   -----------
    Total Stockholders' Equity ....................        12,748         5,392
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........   $    13,398   $     8,992
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                   BCS Solutions, Inc.
                              (A Development Stage Company)
                                 Statements of Operations
                                                                            FOR THE PERIOD
                                                                            FROM INCEPTION
                                              THREE MONTHS    NINE MONTHS      APRIL 21,
                                                  ENDED          ENDED          2010 TO
                                               JANUARY 31,    JANUARY 31,     JANUARY 31,
                                                  2011           2011            2011
                                              ------------   ------------   --------------
REVENUES ...................................  $         --   $         --   $           --
                                              ------------   ------------   --------------

EXPENSES
  General & Administrative .................  $        205   $      1,454   $        1,562
  Professional Fees ........................           650          3,190            6,690
                                              ------------   ------------   --------------
                                                       855          4,644            8,252

Loss Before Income Taxes ...................  $       (855)  $     (4,644)  $       (8,252)
                                              ------------   ------------   --------------

Provision for Income Taxes .................            --             --               --
                                              ------------   ------------   --------------

Net Loss ...................................  $       (855)  $     (4,644)  $       (8,252)
                                              ============   ============   ==============

PER SHARE DATA:

  Basic and diluted loss per common share ..  $     (0.000)  $     (0.000)  $       (0.001)
                                              ============   ============   ==============

  Weighted Average Common shares outstanding    13,200,000     12,452,174       12,436,364
                                              ============   ============   ==============

        The accompanying notes are an integral part of these financial statements.

                                            5

                                         BCS Solutions, Inc.
                                    (A Development Stage Company)
                            Statements of Stockholders' Equity/ (Deficit)
                                                                                 DEFICIT
                                                                               ACCUMULATED
                                                 COMMON STOCK      ADDITIONAL  DURING THE
                                             --------------------   PAID-IN    DEVELOPMENT
                                               SHARES     AMOUNT    CAPITAL       STAGE        TOTAL
                                             ----------  --------  ----------  -----------   --------
Inception - April 21, 2010 ................          --  $     --  $       --  $        --   $     --

  Common shares issued to Founder for cash
    at $0.00075 per share (par value
    $0.0001) on April 21, 2010 ............  12,000,000     1,200       7,800           --      9,000

Loss for the period from inception on
  April 21, 2010 to April 30, 2010 ........          --        --          --       (3,608)    (3,608)
                                             ----------  --------  ----------  -----------   --------

Balance - April 30, 2010 ..................  12,000,000     1,200       7,800       (3,608)     5,392
                                             ==========  ========  ==========  ===========   ========


Loss for the quarter ended July 31, 2010 ..          --        --          --       (1,162)    (1,162)
                                             ----------  --------  ----------  -----------   --------

Balance - July 31, 2010 ...................  12,000,000     1,200       7,800       (4,770)     4,230
                                             ==========  ========  ==========  ===========   ========

  1,200,000 shares of common stock sold at
    $0.01 on October 20, 2010 .............   1,200,000       120      11,880           --     12,000

Loss for the quarter ended October 31, 2010          --        --          --       (2,627)    (2,627)
                                             ----------  --------  ----------  -----------   --------

Balance - October 31, 2010 ................  13,200,000     1,320      19,680       (7,397)    13,603
                                             ==========  ========  ==========  ===========   ========

Loss for the quarter ended January 31, 2011          --        --          --         (855)      (855)
                                             ----------  --------  ----------  -----------   --------

Balance - January 31, 2011 ................  13,200,000     1,320      19,680       (8,252)    12,748
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

                                                  6

                              BCS Solutions, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flow

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                                    NINE MONTHS      APRIL 21,
                                                       ENDED          2010 TO
                                                    JANUARY 31,     JANUARY 31,
                                                       2011            2011
                                                   ------------   --------------

OPERATING ACTIVITIES

  Net loss .....................................   $     (4,644)  $      (8,252)

  Changes in Operating Assets and Liabilities:
    Increase (decrease) in
      Accounts payable and accrued liabilities           (2,950)            650
                                                   ------------   -------------
  Net cash used in operating activities ........         (7,594)         (7,602)
                                                   ------------   -------------

FINANCING ACTIVITIES

  Capital Stock ................................            120           1,320
  Paid in Capital ..............................         11,880          19,860
                                                   ------------   -------------
Net Cash provided by Financing Activities ......         12,000          21,000
                                                   ------------   -------------

INCREASE IN CASH AND CASH EQUIVALENTS ..........          4,406          13,398

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          8,992              --
                                                   ------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $     13,398   $      13,398
                                                   ============   =============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................   $         --   $          --
                                                   ============   =============
    Income taxes ...............................   $         --   $          --
                                                   ============   =============

   The accompanying notes are an integral part of these financial statements.

                              BCS Solutions, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               (January 31, 2011)

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

Through January 31, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $8,252. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended April 30, 2010 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission
(the "SEC").

                              BCS Solutions, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               (January 31, 2011)

The results of operations for the three-month period ending January 31, 2011 are not necessarily indicative of the results for the full fiscal year ending April 30, 2011.

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of January 31, 2011.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.

                              BCS Solutions, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               (January 31, 2011)

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

Results of Operations

The Company did not generate any revenue during the three months ended January 31, 2011.

Total expenses the three (3) months ending January 31, 2011 were $855 resulting in an operating loss for the period of $855. Basic net loss per share amounting to $.000 for the three (3) months ending January 31, 2011.

General and Administrative expenses fees for the three (3) months ending January 31, 2011 and were $205.

Total expenses for the three (3) months ended January 31, 2011 were $855 resulting in an operating loss for the period of $855 as compared to total expenses of $3,608 for the period ended April 30, 2010. The decrease in expenses was due primarily to decreased professional fees in the quarter ended January 31, 2011.

Liquidity and Capital Resources
-------------------------------

At January 31, 2011 we had working capital of $12,748 consisting of cash on hand of $13,398 and $650 in current liabilities as compared to working capital of $5,392 at April 30, 2010 and cash of $8,992.

Net cash used in operating activities for the nine months ended January 31, 2011 was $7,594 as compared to $8 for the period from inception on April 21, 2010 through April 30, 2010.

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

As of January 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

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

                                        Dated: March 14, 2011