Form 10-Q
period 2011-07-31
Grizzly Gold Corp.
filed 2011-09-09
CIK 1492541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission file number 333-176555

GRIZZLY GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-0725238
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D269
Las Vegas, Nevada, 89103
(Address of principal executive offices) (Zip Code)

(702) 932-9959
(Registrant's telephone number, including area code)

BCS Solutions, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]         No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,900,000 shares of common stock, $0.0001 par value, issued and outstanding as of September 7, 2011.

Item 1.  Financial Statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
BALANCE SHEETS

	(Unaudited)
	July 31,	April 30,
	2011	2011
ASSETS
Current Assets
Cash	$283,397	$624
Prepaid Expenses	2,120	-

Total Current Assets	285,517	624

Total Assets	$285,517	$624

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$6,961	$5,876

Total Current Liabilities	6,961	5,876

Stockholders' Equity (Deficit)
Common Stock, Par Value $.0001
Authorized 300,000,000 shares,
47,900,000 shares issued and outstanding at July 31, 2011
(April 30, 2011 – 44,400,000)	4,790	4,440
Additional Paid-In Capital	366,210	16,560
Deficit Accumulated During the Development Stage	(92,444)	(26,252)

Total Stockholders' Equity (Deficit)	278,556	(5,252)

Total Liabilities and Stockholders' Equity	$285,517	$624

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			April 21, 2010
	For the Three Months Ended		(Inception) to
	July 31,		July 31,
	2011	2010	2011
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral Property Exploration Expenditures	21,396	—	24,620
General and Administrative	24,796	1,162	47,824

Net Loss from Operations	(46,192)	(1,162)	(72,444)

Other Income (Expense)
Interest	—	—	—

Net Other Income (Expense)	—	—	—

Write-down of Mineral Property Acquisition Payments	(20,000)	—	(20,000)

Net Loss	$(66,192)	$(1,162)	$(92,444)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	47,900,000	204,000,000

(1)	Reflects the 17:1 forward stock split completed on March 25, 2011.

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			April 21, 2010
	For the Three Months Ended		(Inception) to
	July 31,	July 31,	July 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(66,192)	$(1,162)	$(92,444)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Mineral Property Acquisition Costs	20,000	—	20,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(2,120)	—	(2,120)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	1,085	(2,950)	6,961

Net Cash Used in Operating Activities	(47,227)	(4,112)	(67,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(20,000)	—	(20,000)
Net Cash Used in Investing Activities	(20,000)	—	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	350,000	—	371,000
Net Cash Provided by Financing Activities	350,000	—	371,000

Net (Decrease) Increase in
Cash and Cash Equivalents	282,773	(4,112)	283,397
Cash and Cash Equivalents
at Beginning of Period	624	8,992	—
Cash and Cash Equivalents
at End of Period	$283,397	$4,880	$283,397

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
	For the Three Months Ended		April 21, 2010
	July 31,	July 31,	(Inception) to
	2011	2010	July 31, 2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Grizzly Gold Corp. (formerly BCS Solutions, Inc.) (a development stage company) is presented to assist in understanding the Company's financial statements.  The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Organization

Grizzly Gold Corp. (formerly BCS Solutions, Inc.) (a development stage company) (the "Company")  was incorporated in the State of Florida on April 21, 2010.   The Company was formed to offer small and medium-sized businesses services that reduced invoicing expenses, sped up receipt of monies, and allowed authorization and recovery of paper drafts. The company intended to provide instant cash flow for small and medium-sized businesses and reduced expenses associated with invoicing with services that included pre-authorized checking, electronic payments, electronic check conversion, electronic check recovery, and telephone checks.

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

On July 8, 2011 our Board of Directors, and on July 5, 2011 our shareholders, approved the change of our name from BCS Solutions, Inc. to Grizzly Gold Corp. Also on July 5, 2011, the shareholders approved a proposal to change the Company's state of incorporation from Florida to Nevada by the merger of BCS Solutions, Inc. with and into its wholly-owned subsidiary, Grizzly Gold Corp., a Nevada corporation. The change of name and jurisdiction became effective on August 1, 2011.

Nature of Operations

The Company is in the development stage and has no products or services as of July 31, 2011.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Grizzly Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2011 has been omitted.  The results of operations for the three-month period ended July 31, 2011 is not necessary indicative of results for the entire year ending April 30, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $92,444 for the period from April 21, 2010 (inception) to July 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  The Company expects that it will need approximately $145,400 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  The cash received from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to develop its property in the future, the Company will need to obtain additional financing.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management currently believes that the Company will be able to continue operations in the future.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to the write-down of mineral property acquisition costs and accrued liabilities.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassifications

Certain reclassifications have been made in the financial statements for the period ended July 31, 2010 to conform to accounting and financial statement presentation for the period ended July 31, 2011.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of July 31, 2011 the company does not have any outstanding common stock options or warrants.

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

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Property Holding Costs

Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees payments, and environmental monitoring and reporting costs.

Exploration and Development Costs

Mineral property interests include optioned and acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was optioned or acquired, either as an individual asset or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

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
Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of July 31, 2011.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

NOTE 2 – MINERAL EXPLORATION PROPERTY

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

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – MINERAL EXPLORATION PROPERTY (Continued)

LB/Vixen Property Acquisition (Continued)

Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  As a result of the LB/Vixen property not containing any known resources or reserves, the Company has written down its property option payment of $20,000 in the statements of operations and comprehensive loss at July 31, 2011.

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

NOTE 3 – COMMON STOCK TRANSACTIONS

On May 1, 2011 the Company closed a private placement of 3,500,000 common shares at $0.10 per share for a total offering price of $350,000.  The common shares were offered by the Registrant pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by five non-U.S. persons.

NOTE 4 – RELATED PARTY TRANSACTIONS

Commencing April 5, 2011, the Company began paying one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the three-months ended July 31, 2011 was $1,500 (2010 - $0).

The Company also has a consulting agreement with its principal executive officer to provide a variety of services including planning and conducting its exploration programs, assisting with the identification and assessment of properties for potential acquisition or option by the Company, and for geological and administrative services provided to the Company.  The Company paid $7,324 for fees and reimbursement of expenses under this agreement for the quarter ended July 31, 2011 (2010 - $0).

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Grizzly Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2011 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector is gold. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date we have one property under option. We have not yet conducted any significant exploration on the property but we have initiated an exploration program that will include mapping, sampling, surveying and drilling on the property. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Plan of Operation

During the next twelve months our objective is to continue to explore the LB/Vixen property.  The funds in our treasury are sufficient to meet all planned activities as outlined below. The Company expects that it will need approximately $145,400 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  The cash from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to develop its property, the Company will need to obtain additional financing in the future.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

LB/Vixen Property

On May 1, 2011, the Company executed a property option agreement (the “Agreement”) with NMP granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company.  The property known as the LB/Vixen Property is located in Humboldt County, Nevada and currently consists of 30 unpatented claims (the ‘Property”).  Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  As a result of the LB/Vixen property not containing any known resources, the Company has written down its property option payment of $20,000 in the statements of operations and comprehensive loss at July 31, 2011.

The Company’s Board of Directors has approved a budget for the Property for the next 12 months for total expenditures of $102,800.  The budget includes the following items:

Amount ($)

Annual claim fees – 2011	10,000
Field work and permit preparation	72,800
Option payment – May 2012	20,000

102,800

The budget for the balance of calendar 2011 and the first half of 2012 will include the preparation of permits for the planned work, road repair and construction, mapping, in-fill geology and geochemistry, and selection of drill targets.  The primary objective of the next twelve months is to have all necessary permits in place such that a drilling program can be undertaken in the summer of 2012.

The planned work will be overseen by the Company’s president who has visited the LB/Vixen Property several times, and will be undertaken largely by employees and contractors of NMP.  The Company anticipates submitting its plan of operations to the Bureau of Land Management (BLM) by November 2011.  BLM is the government entity responsible for approving the drilling permit for the Company.

Results of Operations

We did not earn any revenues during the three-month periods ended July 31, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the quarter ended July 31, 2011 we had a net loss of $66,192 compared to $1,162 for the comparable period ended July 31, 2010.  The increase in the net loss was largely due to 2011 costs associated with acquiring the LB/Vixen property, commencing the exploration program on the property and costs associated with being a fully-reporting SEC registrant.  The Company was only incorporated on April 21, 2010 resulting in minimal expenses being incurred for the period ended July 31, 2010.  As a result of a change in business to mineral exploration, the Company incurred $21,396 in mineral property exploration expenditures as it began its review and compilation of the LB/Vixen historical data.    As a result of the LB/Vixen property not containing any known resources, the Company has written down its property option payment of $20,000 in the statements of operations and comprehensive loss at July 31, 2011.

Liquidity and capital resources

We had working capital of $278,556 at July 31, 2011 consisting of cash of $283,397, prepaid expenses of $2,120 and total current liabilities of $6,961.

We anticipate that we will incur the following to July 31, 2012:

- $30,000 in connection with property option payments and claim fees under the Company’s LB/Vixen option agreement;

- $72,800 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreement;

-  $42,600 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $47,227 for the quarter ended July 31, 2011 while it was $4,112for the quarter ended July 31, 2010.  The increase in cash used in operations was largely due to an increase in the net loss in 2011 to $66,192 from a net loss of $1,162 in 2010.   Cash flows from financing activities for 2011 were the result of $350,000 received from a private placement while in 2010 there were no financing activities.  Investing activities for the three-months ended July 31, 2011 were the result of the write-down of the initial $20,000 property option payment on the LB/Vixen property.   There were no investing activities for the three-months ended July 31, 2010.

The Company expects that it will need approximately $145,400 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  The cash received from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to develop its property in the future, the Company will need to obtain additional financing.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management currently believes that the Company will be able to continue operations in the future.

Going Concern Consideration

Management believes that the gross proceeds from the private placement will be sufficient to continue our planned activities for the next twelve months. We anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2011 the Company closed a private placement of 3,500,000 common shares at $0.10 per share for a total offering price of $350,000.  The common shares were offered by the Registrant pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by five non-U.S. persons.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 7, 2011 GRIZZLY GOLD CORP. By: /s/ Paul Strobel Paul Strobel President, Chief Executive Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)