Form 10-Q
period 2011-10-31
Grizzly Gold Corp.
filed 2011-12-08
CIK 1492541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2011
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

_______________________________________
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ x ]         No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,900,000 shares of common stock, $0.0001 par value, issued and outstanding as of December 7, 2011.

Item 1.  Financial Statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
BALANCE SHEETS

	(Unaudited)
	October 31,	April 30,
	2011	2011
ASSETS
Current Assets
Cash	$237,331	$624
Prepaid Expenses	9,320	-

Total Current Assets	246,651	624

Reclamation Deposit (note 3)	6,154	-

Total Assets	$252,805	$624

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$20,739	$5,876

Total Current Liabilities	20,739	5,876

Stockholders' Equity (Deficit)
Common Stock, Par Value $.0001
Authorized 300,000,000 shares,
47,900,000 shares issued and outstanding at October 31, 2011
(April 30, 2011 – 44,400,000)	4,790	4,440
Additional Paid-In Capital	366,210	16,560
Deficit Accumulated During the Development Stage	(138,934)	(26,252)

Total Stockholders' Equity (Deficit)	232,066	(5,252)

Total Liabilities and Stockholders' Equity	$252,805	$624

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	For the Three Months		For the Six Months		Since
	Ended		Ended		April 21, 2010,
	October 31,		October 31,		(Inception) to
	2011	2010	2011	2010	October 31, 2011
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	30,865	-	52,261	-	55,485
General and Administrative	15,625	2,627	40,421	3,789	63,449
Total Expenses	46,490	2,627	92,682	3,789	118,934

Net Loss from Operations	(46,490)	(2,627)	(92,682)	(3,789)	(118,934)

Other Income (Expense)
Interest	-	-	-	-	-
Net Other Income (Expense)	-	-	-	-	-

Write-down of Mineral Property Acquisition Payments	-	-	(20,000)	-	(20,000)

Net Loss	$(46,490)	$(2,627)	$(112,682)	$(3,789)	$(138,934)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	47,900,000	206,465,935	47,880,978	205,226,227

(1)	Reflects the 17:1 forward stock split completed on March 25, 2011.

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			April 21, 2010
	For the Six Months Ended		(Inception) to
	October 31,	October 31,	October 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(112,682)	$(3,789)	$(138,934)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Mineral Property Acquisition Costs	20,000	—	20,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(9,320)	—	(9,320)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	14,863	(2,950)	20,739

Net Cash Used in Operating Activities	(87,139)	(6,739)	(107,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(20,000)	—	(20,000)
Reclamation Deposit	(6,154)	—	(6,154)
Net Cash Used in Investing Activities	(26,154)	—	(26,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	350,000	12,000	371,000
Net Cash Provided by Financing Activities	350,000	12,000	371,000

Net (Decrease) Increase in
Cash and Cash Equivalents	236,707	5,261	237,331
Cash and Cash Equivalents
at Beginning of Period	624	8,992	—
Cash and Cash Equivalents
at End of Period	$237,331	$14,253	$237,331

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
	For the Six-Months Ended		April 21, 2010
	October 31,	October 31,	(Inception) to
	2011	2010	October 31, 2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Organization

Grizzly Gold Corp. (a development stage company) (the "Company") was incorporated in the State of Florida on April 21, 2010 under the name BCS Solutions, Inc.   On July 8, 2011 our Board of Directors, and on July 5, 2011 our shareholders, approved the change of our name from BCS Solutions, Inc. to Grizzly Gold Corp.  Also on July 5, 2011, the shareholders approved a proposal to change the Company's state of incorporation from Florida to Nevada by the merger of BCS Solutions, Inc. with and into its wholly-owned subsidiary, Grizzly Gold Corp., a Nevada corporation. The change of name and jurisdiction became effective on August 1, 2011.

Nature of Operations

The Company is in the development stage and has no products or services as of October 31, 2011.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2011 has been omitted.  The results of operations for the three and six-month periods ended October 31, 2011 are not necessary indicative of results for the entire year ending April 30, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $138,934 for the period from April 21, 2010 (inception) to October 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  The Company expects that it will need approximately $224,600 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  The cash received from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to develop its property in the future, the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized. .  If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the period ended October 31, 2010 to conform to accounting and financial statement presentation for the period ended October 31, 2011.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of October 31, 2011 the company does not have any outstanding common stock options or warrants.

Comprehensive Income

The Company has adopted ASC 220 (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2011.

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

NOTE 2 – MINERAL EXPLORATION PROPERTY

LB/Vixen Property Acquisition

On May 1, 2011, the Company executed a property option agreement (the “Agreement”) with Nevada Mine Properties II, Inc. (“NMP”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company.  The property known as the LB/Vixen Property is located in Humboldt County, Nevada and currently consists of 61 unpatented claims (the ‘Property”).  Annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

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
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – MINERAL EXPLORATION PROPERTY (Continued)

LB/Vixen Property Acquisition (Continued)

Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  As a result of the LB/Vixen property not containing any known resources or reserves, the Company has written down its property option payment of $20,000 in the statements of operations and comprehensive loss at October 31, 2011.

Since the Company’s payment obligations are non-refundable, if it does not make any payments under the Agreement it will lose any payments made and all its rights to the Property. If all said payments under the Agreement are made, then the Company will acquire all mining interests in the Property.  If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  NMP retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

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

NOTE 3 – RECLAMATION DEPOSIT

The Company has paid a $6,154 reclamation deposit on its LB/Vixen property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.

NOTE 4 – COMMON STOCK TRANSACTIONS

On May 1, 2011 the Company closed a private placement of 3,500,000 common shares at $0.10 per share for a total offering price of $350,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by five non-U.S. persons.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Commencing April 5, 2011, the Company began paying one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Director for the six-months ended October 31, 2011 was $3,000 (2010 - $0).

The Company also has a consulting agreement with its principal executive officer to provide a variety of services including planning and conducting its exploration programs, assisting with the identification and assessment of properties for potential acquisition or option by the Company, and for geological and administrative services provided to the Company.  The Company paid $12,350 in fees to the Company’s principal executive officer under this agreement for the six-months ended October 31, 2011 (2010 - $0).

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of Grizzly Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended April 30, 2011 filed by the Company with the Securities and Exchange Commission.

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We believe that optioning or selling a deposit found by us to these major mining companies,  would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and would also provide future capital for the Company to continue operations.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date we have one property under option. We have not yet conducted any significant exploration on the property but we have initiated an exploration program that will include mapping, sampling, surveying and drilling on the property. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic feasibility can be  determined.

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

Plan of Operation

During the next twelve months our objective is to continue to explore the LB/Vixen property.  The funds in our treasury are sufficient to meet the planned activities  outlined below. The Company expects that it will need approximately $224,600 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  The cash from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to develop its property, the Company will need to obtain additional financing in the future.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.

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

LB/Vixen Property

On May 1, 2011, the Company executed a property option agreement (the “Agreement”) with NMP granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company.  The property known as the LB/Vixen Property is located in Humboldt County, Nevada and currently consists of 61 unpatented claims (the “Property”).  Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  As a result of the LB/Vixen property not containing any known resources, the Company has written down its property option payment of $20,000 in the statements of operations and comprehensive loss at October 31, 2011.

The Company’s Board of Directors has approved a budget for the Property for the next 12 months for total expenditures of $182,000.  The budget includes the following items:

Amount ($)

Annual claim fees – 2012	10,000
Exploration and drill programs	152,000
Option payment – May 2012	20,000

182,000

The budget for the next twelve months will include road repairs and construction, mapping, in-fill geology and geochemistry, and undertaking a drill program.  The primary objective of the next twelve months is to complete a drill program on the LB/Vixen property.

The planned work will be overseen by the Company’s president who has visited the LB/Vixen Property several times, and will be undertaken largely by contractors.   The Company does not currently have any contracts or arrangements in place with any third parties for the planned work. The Company has received approval of its work plan from the Bureau of Land Management (“BLM”) and has paid the reclamation bond of $6,154.  The BLM is the government entity responsible for approving the drilling permit for the Company.

Results of Operations

We did not earn any revenues during the three or six-month periods ended October 31, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the quarter ended October 31, 2011 we had a net loss of $46,490 compared to $2,627 for the comparable period ended October 31, 2010.  The increase in the net loss was largely due to 2011 costs associated with commencing the exploration program on the LB/Vixen property and costs associated with being a fully-reporting SEC registrant.  The Company was only incorporated on April 21, 2010 resulting in minimal expenses being incurred for the period ended October 31, 2010.  As a result of a change in business to mineral exploration, the Company incurred $30,865 in mineral property exploration expenditures as it prepared its plan of operations for submission to the BLM and continued with its review and compilation of the LB/Vixen historical data.

For the six-months ended October 31, 2011 we had a net loss of $112,682 compared to $3,789 for the comparable period ended October 31, 2010.  The increase in the net loss was largely due to 2011 costs associated with acquiring the LB/Vixen property, commencing the exploration program on the property, preparing its plan of operations for submission to the BLM, and costs associated with being a fully-reporting SEC registrant.  The Company was only incorporated on April 21, 2010 resulting in minimal expenses being incurred for the six-months ended October 31, 2010.  As a result of a change in business to mineral exploration, the Company incurred $52,261 in mineral property exploration expenditures and paid the initial $20,000 property option payment on the LB/Vixen property.  As a result of the LB/Vixen property not containing any known resources, the Company has written down its initial property option payment of $20,000 in the statements of operations and comprehensive loss at October 31, 2011.

Liquidity and capital resources

We had working capital of $225,912 at October 31, 2011 consisting of cash of $237,331, prepaid expenses of $9,320, and total current liabilities of $20,739.

We anticipate that we will incur the following to October 31, 2012:

-	$30,000 in connection with property option payments and claim fees under the Company’s LB/Vixen option agreement;

-	$152,000 in property exploration and drilling expenses and claim holding costs in order to meet the requirements of the Company’s property option agreement;

-	$42,600 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $87,139 for the six-months ended October 31, 2011 while it was $6,739 for the six-months ended October 31, 2010.  The increase in cash used in operations was largely due to an increase in the net loss in 2011 to $112,682 from a net loss of $3,789 in 2010.   In addition, there was an outflow of $9,320 from an increase in prepaid expenses.  Partially offsetting the impact of the increased loss and the change in prepaid expenses were the effect of reclassifying the $20,000 initial LB/Vixen property option payment from operations to investing and from a cash inflow of $14,863 from an increase in accounts payable and accrued liabilities.

Cash flows from financing activities for 2011 and 2010 were the result of $350,000 and $12,000 received from private placements completed in 2011 and 2010 respectively.  Investing activities for the six-months ended October 31, 2011 were the result of the write-down of the initial $20,000 property option payment on the LB/Vixen property and the payment of a $6,154 reclamation deposit to the BLM.   There were no investing activities for the six-months ended October 31, 2010.

The Company currently expects that it will need approximately $224,600 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  The cash received from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to develop its property in the future, the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.,

Going Concern Consideration

Management believes that the gross proceeds from the private placement completed on May 1, 2011 will be sufficient to continue our planned activities for the next twelve months. We anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2011 GRIZZLY GOLD CORP. By: /s/ Paul Strobel Paul Strobel President, Chief Executive Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)