Form 10-Q
period 2012-01-31
Grizzly Gold Corp.
filed 2012-03-06
CIK 1492541

PROPERTY UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission file number 000-54453

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,900,000 shares of common stock, $0.0001 par value, issued and outstanding as of March 5, 2012.

Item 1.  Financial Statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
BALANCE SHEETS

	(Unaudited)	Audited
	January 31,	April 30,
	2012	2011
ASSETS
Current Assets
Cash	$168,845	$624
Prepaid Expenses	4,280	-

Total Current Assets	173,125	624

Reclamation Deposit (note 3)	6,154	-

Total Assets	$179,279	$624

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$5,026	$5,876

Total Current Liabilities	5,026	5,876

Stockholders' Equity (Deficit)
Common Stock, Par Value $.0001
Authorized 300,000,000 shares,
47,900,000 shares issued and outstanding at January 31, 2012
(April 30, 2011 – 44,400,000)	4,790	4,440
Additional Paid-In Capital	366,210	16,560
Deficit Accumulated During the Development Stage	(196,747)	(26,252)

Total Stockholders' Equity (Deficit)	174,253	(5,252)

Total Liabilities and Stockholders' Equity	$179,279	$624

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	For the Three Months		For the Nine Months		Since
	Ended		Ended		April 21, 2010,
	January 31,		January 31,		(Inception) to
	2012	2011	2012	2011	January 31, 2012
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	27,227	-	79,488	-	82,712
General and Administrative	30,586	855	71,007	4,644	94,035
Total Expenses	57,813	855	150,495	4,644	176,747

Net Loss from Operations	(57,813)	(855)	(150,495)	(4,644)	(176,747)

Other Income (Expense)
Interest	-	-	-	-	-
Net Other Income (Expense)	-	-	-	-	-

Write-down of Mineral Property Acquisition Payments	-	-	(20,000)	-	(20,000)

Net Loss	$(57,813)	$(855)	$(170,495)	$(4,644)	$(196,747)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	47,900,000	224,400,000	47,887,319	211,686,958

(1)	Reflects the 17:1 forward stock split completed on March 25, 2011.

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			April 21, 2010
	For the Nine Months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(170,495)	$(4,644)	$(196,747)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Write-down of Mineral Property Acquisition Costs	20,000	—	20,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(4,280)	—	(4,280)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(850)	(2,950)	5,026
Net Cash Used in Operating Activities	(155,625)	(7,594)	(176,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(20,000)	—	(20,000)
Reclamation Deposit	(6,154)	—	(6,154)
Net Cash Used in Investing Activities	(26,154)	—	(26,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	350,000	12,000	371,000
Net Cash Provided by Financing Activities	350,000	12,000	371,000

Net (Decrease) Increase in Cash and Cash Equivalents	168,221	4,406	168,845
Cash and Cash Equivalents at Beginning of Period	624	8,992	—
Cash and Cash Equivalents at End of Period	$168,845	$13,398	$168,845

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
	For the Nine-Months Ended		April 21, 2010
	January 31,	January 31,	(Inception) to
	2012	2011	January 31, 2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Organization

Grizzly Gold Corp. (a development stage company) (the "Company") was incorporated in the State of Florida on April 21, 2010 under the name BCS Solutions, Inc.   On July 8, 2011 our Board of Directors, and on July 5, 2011 our shareholders, approved the change of our name from BCS Solutions, Inc. to Grizzly Gold Corp.  Also on July 5, 2011, the shareholders approved a proposal to change the Company's state of incorporation from Florida to Nevada by the merger of BCS Solutions, Inc. with, and into, its wholly-owned subsidiary, Grizzly Gold Corp., a Nevada corporation. The change of name and jurisdiction became effective on August 1, 2011.

Nature of Operations

The Company is in the development stage and has no products or services as of January 31, 2012.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to a point where we believe maximum shareholder returns can be realized. We currently have one property under option which is located in Humboldt County, Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2011 has been omitted.  The results of operations for the three and nine-month periods ended January 31, 2012 are not necessary indicative of results for the entire year ending April 30, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $196,747 for the period from April 21, 2010 (inception) to January 31, 2012, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  The Company expects that it will need approximately $219,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  However, the cash received from this financing is not sufficient to fund all of the Company’s planned operations for the next twelve months.  In order to continue to develop its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized. .  If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the period ended January 31, 2011 to conform to accounting and financial statement presentation for the period ended January 31, 2012.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of January 31, 2012 the Company does not have any outstanding common stock options or warrants.

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

Exploration and Development Costs

Mineral property interests include optioned and acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was optioned or acquired, either as an individual asset or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such property. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of January 31, 2012.

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
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – MINERAL EXPLORATION PROPERTY (Continued)

LB/Vixen Property Acquisition (Continued)

Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  As a result of the LB/Vixen property not containing any known resources or reserves, the Company has written down its property option payment of $20,000 in the statements of operations and comprehensive loss at January 31, 2012.

Since the Company’s payment obligations are non-refundable, if it does not make any payments under the Agreement it will lose any payments made and all its rights to the Property. If all said payments under the Agreement are made, then the Company will acquire all mining interests in the Property.  If the Company fails to make any payment when due the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  NMP retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

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

GRIZZLY GOLD CORP.
(Formerly BCS Solutions, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Commencing April 5, 2011, the Company began paying one of its directors $500 per month to serve on its Board of Directors.  In addition, commencing November 1, 2011, the Company began paying its President and CEO $500 per month to serve on its Board of Directors.  All directors’ fee payments are made quarterly in advance.  The total amount paid for directors’ fees for the nine-months ended January 31, 2012 was $6,000 (2011 - $0).

The Company also has a consulting agreement with its President and CEO to provide a variety of services including planning and conducting its exploration programs, assisting with the identification and assessment of properties for potential acquisition or option by the Company, and for geological and administrative services provided to the Company.  The Company paid $16,450 in fees to the Company’s President and CEO under this agreement for the nine-months ended January 31, 2012 (2011 - $0).

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

Plan of Operation

During the next twelve months our objective is to continue to explore the LB/Vixen property.  The Company expects that it will need approximately $219,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  However, the cash from this financing is not sufficient to fund all of our planned operations for the next twelve months.  In order to develop our property, we will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.

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

LB/Vixen Property

On May 1, 2011, the Company executed a property option agreement (the “Agreement”) with NMP granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company.  The property known as the LB/Vixen Property is located in Humboldt County, Nevada and currently consists of 61 unpatented claims (the “Property”).  Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  As a result of the LB/Vixen property not containing any known resources, the Company has written down its property option payment of $20,000 in the statements of operations and comprehensive loss at January 31, 2012.

The Company’s Board of Directors has approved a budget for the Property for total expenditures of $182,000.  The budget includes the following items:

Amount ($)

Annual claim fees – 2012	$10,000
Exploration and drill programs	152,000
Option payment – May 2012	20,000
$182,000

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

Results of Operations

We did not earn any revenues during the three or nine-month periods ended January 31, 2012 or 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the quarter ended January 31, 2012 we had a net loss of $57,813 compared to $855 for the comparable period ended January 31, 2011.  The increase in the net loss was largely due to current quarter costs associated with commencing the exploration program on the LB/Vixen property and costs associated with being a SEC reporting company.  The Company was only incorporated on April 21, 2010 resulting in minimal expenses being incurred for the period ended January 31, 2011.  As a result of a change in business to mineral exploration, the Company incurred $27,227 in mineral property exploration expenditures as it prepared its plan of operations for submission to the BLM and continued with its review and compilation of the LB/Vixen historical data.

For the nine-months ended January 31, 2012 we had a net loss of $170,495 compared to $4,644 for the comparable period ended January 31, 2011.  The increase in the net loss was largely due to current period costs associated with acquiring the LB/Vixen property, commencing the exploration program on the property, preparing its plan of operations for submission to the BLM, and costs associated with being a SEC reporting company.  The Company was only incorporated on April 21, 2010 resulting in minimal expenses being incurred for the nine-months ended January 31, 2011.  As a result of a change in business to mineral exploration, the Company incurred $79,488 in mineral property exploration expenditures and paid the initial $20,000 property option payment on the LB/Vixen property.  As a result of the LB/Vixen property not containing any known resources, the Company has written down its initial property option payment of $20,000 in the statements of operations and comprehensive loss at January 31, 2012.

Liquidity and capital resources

We had working capital of $168,099 at January 31, 2012 consisting of cash of $168,845, prepaid expenses of $4,280, and total current liabilities of $5,026.

We anticipate that we will incur the following to January 31, 2013:

-	$30,000 in connection with property option payments and claim fees under the Company’s LB/Vixen option agreement;

-	$136,000 in property exploration and drilling expenses and claim holding costs in order to meet the requirements of the Company’s property option agreement;

-	$53,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $155,625 for the nine-months ended January 31, 2012 while it was $7,594 for the nine-months ended January 31, 2011.  The increase in cash used in operations was largely due to an increase in the net loss in 2012 to $170,495 from a net loss of $4,644 in 2011.   In addition, there was an outflow of $4,280 from an increase in prepaid expenses.  Partially offsetting the impact of the increased loss and the change in prepaid expenses was the effect of reclassifying the $20,000 initial LB/Vixen property option payment from operations to investing.

Cash flows from financing activities for 2012 and 2011 were the result of $350,000 and $12,000 respectively received from private placements.  Investing activities for the nine-months ended January 31, 2012 were the result of the write-down of the initial $20,000 property option payment on the LB/Vixen property and the payment of a $6,154 reclamation deposit to the BLM.   There were no investing activities for the nine-months ended January 31, 2011.

The Company currently expects that it will need approximately $219,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  However, the cash received from this financing is not sufficient to fund all of its planned operations for the next twelve months.  In order to continue to explore and develop its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.,

Going Concern Consideration

Current cash available to the Company is not sufficient to continue all of our planned activities for the next twelve months. In addition, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: March 5, 2012 GRIZZLY GOLD CORP. By: /s/ Paul Strobel Paul Strobel President, Chief Executive Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)