Form 10-K
period 2012-04-30
Grizzly Gold Corp.
filed 2012-07-25
CIK 1492541

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

Commission file number: 000-54453

GRIZZLY GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	95-0554260
(State of incorporation)	(I.R.S. Employer Identification No.)

9120 Double Diamond Pkwy, Suite 3889
Reno, Nevada, 89521
(Address of principal executive offices)

(775) 888-1385
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 31, 2011 was approximately $0.

The number of shares of the issuer’s common stock issued and outstanding as of July 23, 2012 was 47,900,000 shares.
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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Grizzly Gold Corp. (the “Company”, “Grizzly”, or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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
Item 1.                      Description of Business

We are currently engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Currently we are in the exploration stage and are undertaking one exploration program in Nevada.

History

Grizzly Gold Corp. (formerly BCS Solutions, Inc.) (the “Company”) is a development stage company. We were incorporated in the State of Florida on April 21, 2010 under the name BCS Solutions, Inc. On July 5, 2011 our shareholders and on July 8, 2011 the Board of Directors of the Company, approved the change of our name from BCS Solutions, Inc. to Grizzly Gold Corp. and approved a proposal to change the Company's state of incorporation from Florida to Nevada by the merger of BCS Solutions, Inc. with, and into, its wholly-owned subsidiary, Grizzly Gold Corp., a Nevada corporation. The change of name and jurisdiction became effective on August 1, 2011.

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

On April 5, 2011, the Company’s majority shareholder returned 180,000,000 shares of common stock to the Company for cancellation.  The shares were returned for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 44,400,000 shares issued and outstanding, a number that the majority shareholder who was also a director of the Company at that time, considered more in line with the Company’s business plans.  Following the share cancellation, the majority shareholder owned 24,000,000 common shares, or at that time approximately 54%, of the remaining 44,400,000 issued and outstanding common shares of the Company at that time.

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

On May 1, 2011, the Company executed a property option agreement (the “Agreement”) with Nevada Mine Properties II, Inc. (“NMP”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company.  The property known as the LB/Vixen Property is located in Humboldt County, Nevada.  At the time of the execution of the Agreement, the property consisted of 30 unpatented claims but currently consists of 82 unpatented claims (the ‘Property”).  Annual option payments and minimum annual exploration expenditures under the Agreement that must be paid or incurred by May 1, 2021 in accordance with the annual amounts set forth in the agreement are an aggregate $895,000 and $3,200,000 respectively.

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. Therefore, we anticipate selling or partnering any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We believe  selling or partnering a deposit found by us to these major mining companies, would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and would also provide future capital for the Company to continue operations.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our property, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have one property under option.  We have not yet conducted any significant exploration on the property but we have initiated an exploration program that will include mapping, sampling, surveying and drilling on the property. There has been no indication as yet that any commercially viable mineral deposits exist on this property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. We compete with many junior exploration companies many of which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to develop, maintain or expand our business.

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

Other than the normal bonding requirements, there are no costs to us at the present time in connection with compliance with environmental laws. However, since we anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our officers and directors provide planning and organizational services for us on a part-time basis.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

1.           Our independent auditor has issued a going concern opinion after auditing our financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to explore and develop our LB/Vixen Property.  We were incorporated on April 21, 2010. Our operations to date were funded entirely from capital raised from our private offerings of securities from April 2010 through May 2011. We will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. As of April 30, 2012, we incurred a net loss of $234,988 from inception and used cash in operations from inception of $202,559.  After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will be required to curtail our development plans which could cause us to become dormant and our shareholders to lose their investment in our company. In addition, any additional equity financing may involve substantial dilution to our then existing stockholders.

2.           We are an exploration stage company, have generated no revenues to date and have a limited operating history upon which we may be evaluated.

We were incorporated on April 21, 2010 in the State of Florida under the name BCS Solutions, Inc.  On August 1, 2011 we completed a name and business change. As a result, we became an exploration stage company.  We have optioned an early stage mineral property but the property does not have any known resources or reserves.  Our only other meaningful asset is approximately $142,000 in available cash at April 30, 2012. Our limited operating history makes it difficult to evaluate our business on the basis of historical operations. We have no known commercially viable deposits, or “resources”, or "reserves" on our Property. Therefore, determination of the existence  of  a  resource or reserve  will  depend  on appropriate  and  sufficient  exploration  work  and the  evaluation  of  legal, economic, and environmental  factors. If we fail to find a commercially viable deposit on our Property our financial condition and results of operations will suffer.  If we cannot generate income from the Property we will have to cease operations which will result in the loss of your investment.

We face all of the risks inherent in a new business and those risks specifically inherent in the exploration stage company, with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We cannot assure you that we will be able to generate revenues or profits from the operation of our business or that we will be able to generate or sustain profitability in the future.

3.           We expect losses in the future because we have no revenue to offset losses.

As reflected in our financial statements we are in the exploration stage. Since inception on April 21, 2010 to April 30, 2012, we have incurred a net loss of $234,988 and used cash in operations of $202,559.  As we have no current revenue, we are expecting losses over the next 12 months because we do not have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

4.           Our business model is unproven and our success is dependent on our ability to explore and develop our mineral property.

Our business model is to generate revenues from the sale of minerals from our optioned exploration property located in Humboldt County, Nevada.  We cannot guarantee that we will ever be successful in effectuating our business plan or in generating revenues in the future. The Property is at a very early stage, and our ability to generate revenue is unproven. Therefore, it is not possible for us to predict the future level of production, if any, or if we will be able to effectuate our business plan. If we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

5.           Because we anticipate our operating expenses will increase prior to our earning revenues, if any, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations.

6.           The loss of our President and CEO or the failure to hire qualified employees or consultants would damage our business.

The loss of Paul Strobel, our President and CEO would adversely affect our company because of his knowledge of the property and his industry experience. Also because of the highly technical nature of our business, we will depend greatly on attracting and retaining experienced management and highly qualified and trained personnel.  We will compete with other companies intensely for qualified and well trained professionals in our industry. If we cannot hire or retain, and effectively integrate, a sufficient number of qualified and experienced professionals, this will have a material adverse effect on our capacity to sustain and grow our business.

7.           Because our President and CEO serves as a director and consultant to other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

Our President and CEO, Paul Strobel is a director and consultant to other natural resource or mining-related companies, and may be involved in related pursuits that could present conflicts of interest with our company. Mr. Strobel owns and operates his own mineral exploration consulting business.  In addition, he is a director of Ranger Gold Corp. (“Ranger”), an Over-the-Counter Bulletin Board (“OTCBB”) quoted company which is also engaged in mining exploration. These associations may give rise to inherent conflicts of interest from time to time. For example, we may be presented with an opportunity in which Mr. Strobel would have to decide if the opportunity would be more appropriate for us or Ranger.

8.           If we do not make the required option payments and property expenditure requirements mandated in the Agreement with NMP we will lose our interest in our Property and our business may fail.

If we do not make all of the property payments to NMP or incur the required expenditures in accordance with the property option agreement with NMP we will lose our option to acquire the Property and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the Property.

9.           Because of our reliance on NMP our operations would be severely impacted should our relationship with NMP be terminated for any reason.

Our Property has been optioned from NMP.  In addition, to date a significant amount of our exploration activity on the Property has been undertaken by employees or contractors of NMP.  As a result, NMP has significant knowledge about our Property and it would be very difficult for us to replace NMP should our relationship with them be terminated for any reason.  To date, there have not been any conflicts between the Company and NMP and we are current in our payment obligations under the agreement.

10.           Because of the speculative nature of exploration and development of natural resources, there is a substantial risk that our business will fail.

The search for valuable natural resources on our Property is extremely risky as the exploration for natural resources is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing mines. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  Because the probability of an individual prospect ever having reserves is extremely remote, in all probability the Property does not contain any reserves, and any funds we spent on exploration will probably be lost. In such a case, we would be unable to complete our business plan.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. The risks associated with mineral exploration include:

•	the identification of potential mineralization based on superficial analysis;
•	the quality of our management and our geological and technical expertise; and
•	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization.  It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities.

11.           We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors such as other junior exploration companies or with any new competitors.  We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

12.           We may not have the funds to purchase all of the supplies, manpower and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, manpower and certain equipment such as drill rigs, bulldozers and excavators that we might need to conduct exploration. If there is a shortage or scarcity, we cannot compete with larger companies in the exploration industry for supplies, manpower and equipment.  In the event that the prices for such resources rise above our affordability levels, we may have to delay or suspend operations.  In the event we are forced to limit our exploration activities, we may not find any minerals, even though our Property may contain mineralized material. Without any minerals we cannot generate revenues and shareholders may lose their investment in our company.

13.           The prices of metals are highly volatile and a decrease in metals prices could result in us incurring losses.

The profitability of natural resource operations are directly related to the market prices of the underlying commodities.  The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions.  Price fluctuations in the metals markets from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine.  Accordingly, we may begin to develop a mineral property at a time when the price of the underlying metals make such exploration economically feasible and, subsequently, incur losses because metals prices have decreased.  Adverse fluctuations of metals market price may force us to curtail or cease our business operations.

14.           Because our business involves numerous operating hazards, we may be subject to claims of a significant size which would be costly to rectify.

Our proposed business is subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure, and craterings.  The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of equipment, injury or death to personnel resulting in substantial liability to us. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs and could force us to cease our operations, which will cause you a loss of your investment.

Difficulties, such as unusual or unexpected rock formations encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program.  We do not currently carry insurance to protect against these risks and we may not obtain such insurance in the future.  Even if we do obtain insurance, the nature of these risks is such that liabilities could exceed policy limits or be excluded from coverage.    The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, thereby hurting our financial position, potential future earnings, and competitive positions and the cessation of our operations.

15.           Failure to comply with regulations or damage to the environment from our operations may subject us to significant claims.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, state and local agencies.  Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry since the rules and regulations frequently are amended or interpreted.  We cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulation could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the cost of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and property are subject to extensive federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences, (ii) restrict the types, quantities and concentration of various substances that can be released into the environment in connection with exploration activities, (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas, (iv) require remedial measures to mitigate pollution from former operations and  (v)  impose substantial  liabilities  for  pollution  resulting  from  our  proposed operations. Non-compliance with laws, including environmental laws could result in significant costs and liabilities that would adversely affect our finances and force us to cease operations.

16.           Because access to our mineral claims is limited during inclement weather conditions delays in our exploration could occur.

The business of mining for gold and other metals is generally subject to a number of risks and hazards including natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Access to our mineral Property is restricted during these weather conditions. Furthermore, during the winter months exploration cannot be done on the Property. As a result, any attempt to test or explore the Property is largely limited to the times when weather conditions permits such activities. These limitations may result in significant delays in exploration efforts. Such delays may have a significant negative effect on our results of operations.

17.           Our principal stockholder, who is also our Secretary and director, owns a controlling interest in our voting stock and is able to influence all matters requiring shareholder approval and approval of significant corporate transactions.

Our principal shareholder beneficially owns approximately 50.1% of our outstanding common stock. As a result, this shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

18.           Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

As a result of his duties and responsibilities with the other businesses Mr. Strobel provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Strobel will not be spending all of his time working for the Company. Mr. Strobel will expend enough time to oversee the work program that has been approved by the Company.  Later, if the demands of our business require additional time from Mr. Strobel, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Strobel to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Strobel’s other interests increase. Competing demands on Mr. Strobel’s time may lead to a divergence between his interests and the interests of our shareholders.

RISK FACTORS RELATING TO OUR COMMON STOCK

19.           We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 300,000,000 shares of common stock, par value $.0001 per share, of which 47,900,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

20.           Our Secretary who is also a director owns a controlling interest in our voting stock and may take actions that are contrary to your interests, including selling their stock.

Our Secretary, who is also a director, beneficially owns approximately 50.1% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

21.           Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

22.           Currently there is only a very limited public market for our securities, and there can be no assurances that any active market will ever develop and, even if developed, it is likely to be subject to significant price fluctuations.

Our common shares commenced trading on the OTC:BB on May 4, 2012 and there has only been a limited  trading market for our common stock.   There can be no assurances as to whether:

•	any active trading market for our shares will develop;
•	the prices at which our common stock will trade; or
•
the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until a market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our company and general economic and market conditions.  No assurances can be given that a market will ever develop for the shares of our common stock.

23.           Since our shares are quoted on the OTC Bulletin Board, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the Securities and Exchange Commission adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the (“OTCBB”) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if the Company has filed its required reports. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

24.           We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees, other than our sole officer and director. As we engage in the exploration of our mineral claim, hire employees and consultants, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

25.           Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent, we do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

26.           Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.                      Description of Property

We do not own any real property. We currently maintain our corporate office on a shared basis pursuant to a one-year lease which expires in May 2013 at 9120 Double Diamond Parkway, Suite 3889, Reno, Nevada, 89521. Monthly rent under the lease is $175.  Management believes that our office space is suitable for our current needs.

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

LB/Vixen Property

Acquisition of Interest

On May 1, 2011, the Company executed a property option agreement with NMP granting the Company the right to acquire 100% of the mining interests of the LB/Vixen Property is located in Humboldt County, Nevada, which currently consists of 82 unpatented claims.

Annual option payments and minimum annual exploration expenditures are:

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

The Company shall have the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to 66.7% of NMP’s royalty (i.e. an amount equal to 2% of the royalty) for $3,000,000.

Both the Company and NMP have the right to assign, sell, mortgage or pledge their rights in the Agreement or on the Property. In addition, any mineral interests staked, located, granted or acquired by either the Company or NMP which are located within a 1 mile radius of the Property will be included in the option granted to the Company.  The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Nevada. The Company also has the right to terminate the Agreement by giving notice to NMP.

Description and Location of the LB/Vixen Property

The LB/Vixen property is located in Humboldt County, approximately 150 miles northeast of Reno and 55 miles west of Winnemucca, Nevada and currently consists of 82 unpatented claims.

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

Current State of Exploration

The LB/Vixen claims presently do not have any mineral resources or reserves. There is no mining plant or equipment located within the Property boundaries. Currently, there is no power supply to the mineral claims. Our planned program includes compilation of all activities to the present, geological mapping and geochemical sampling, with a follow-up reverse circulation drill program.  However, this program is exploratory in nature and no minable reserves may ever be found.

Geological Exploration Program

The Company’s Board of Directors has approved a budget for the Property for total expenditures of $338,000.  The budget includes the following items:

Amount ($)
Annual claim fees – 2012	10,000
Exploration, drill program, and analysis	308,000
Option payment – May 2012	20,000
338,000

The budget for the next twelve months will include soil sampling, mapping, in-fill geology and geochemistry, and undertaking a drill program.  The primary objective of the next twelve months is to complete a drill program on the LB/Vixen Property.

The planned work will be overseen by the Company’s President who has visited the LB/Vixen Property several times, and will be undertaken largely by contractors.   The Company does not currently have any contracts or arrangements in place with any third parties for the planned work. The Company has received approval of its initial work plan from the Bureau of Land Management (“BLM”) and has paid the reclamation bond of $6,154.  The BLM is the government entity responsible for approving the drilling permit for the Company.

Item 3.                      Legal Proceedings

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

Item 4.                      Mine Safety Disclosures

The Company currently has no mining operations.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCBB under the symbol “GRZG”. Trading of our common stock commenced on May 4, 2012. Prior to May 4, 2012 there was no active market for our common stock.

Holders

On July 19, 2012, there were approximately twenty-three shareholders of record of the Company’s common stock.

Dividends

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities that were not previously reported.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Item 6.                      Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.                      Management’s Discussion and Analysis or Plan of Operation

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage property.   To date we have one property under option. We have not yet conducted significant exploration on the property but we have initiated an exploration program that will include mapping, sampling, surveying and drilling on the property. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Plan of Operation

During the twelve-month period ending April 30, 2013, our objective is to continue to explore the LB/Vixen Property.  The funds in our treasury are not sufficient to meet all of our planned activities as outlined below. The Company expects that it will need approximately $392,000 to fund its operations during the next twelve months which will include property option payments, exploration of the Property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  The cash from this financing is not sufficient to fund all of our planned operations for the next twelve months.  In order to develop the Property, the Company will need to obtain additional financing in the future.  Management may seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.

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

We do not anticipate any equipment purchases in the twelve months ending April 30, 2013.

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

LB/Vixen Property

On May 1, 2011, the Company executed a property option agreement with NMP granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP on the LB/Vixen Property located in Humboldt County, Nevada, which currently consists of 82 unpatented claims.  Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  As a result of the LB/Vixen Property not containing any known resources or reserves, the Company has written down its property option payment of $20,000 in its statements of operations and comprehensive loss at April 30, 2012.

The Company’s Board of Directors has approved a budget for the Property for total expenditures of $338,000.  The budget includes the following items:

Amount ($)
Annual claim fees – 2012	10,000
Exploration, drill program, and analysis	308,000
Option payment – May 2012	20,000
338,000

The budget for the next twelve months will include soil sampling, mapping, in-fill geology and geochemistry, and undertaking a drill program.  The primary objective of the next twelve months is to complete a drill program on the LB/Vixen Property.

The planned work will be overseen by the Company’s President who has visited the LB/Vixen Property several times, and will be undertaken largely by contractors.   The Company does not currently have any contracts or arrangements in place with any third parties for the planned work. The Company has received approval of its initial work plan from the Bureau of Land Management (“BLM”) and has paid the reclamation bond of $6,154.  The BLM is the government entity responsible for approving the drilling permit for the Company.

Results of Operations

The Year Ended April 30, 2012 compared to the Year Ended April 30, 2011

We did not earn any revenues during the years ended April 30, 2012 or 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our Property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the year ended April 30, 2012 we had a net loss of $208,736 compared to $22,644 for the year ended April 30, 2011.  The increase in the net loss was largely due to costs associated with acquiring the LB/Vixen Property, commencing the exploration program on the Property, preparing our plan of operations for submission to the BLM, and costs associated with being an SEC reporting company.  The Company was only incorporated on April 21, 2010 resulting in minimal expenses being incurred for the year ended April 30, 2011. Expenses incurred for the year ended April 30, 2011 consisted primarily of costs associated with the filing of the Company’s S-1 registration statement.  As a result of a change in business to mineral exploration in the first quarter of the fiscal year ended April 30, 2012, the Company incurred $100,254 in mineral property exploration expenditures and paid the initial $20,000 property option payment on the LB/Vixen Property.  As a result of the LB/Vixen Property not containing any known resources, the Company has written down its initial property option payment of $20,000 in the statements of operations and comprehensive loss at April 30, 2012. The $100,254 in mineral property exploration expenditures related largely to analysis of the LB/Vixen historical data, several visits to the property, mapping, and the preparation of the documents needed to apply for the permitting of the planned drill program.

Liquidity and capital resources

We had working capital of $129,858 at April 30, 2012 consisting of cash of $142,287, prepaid expenses of $3,545 and total current liabilities of $15,974.

We anticipate that we will incur the following to April 30, 2013:

•	$20,000 in connection with property option payments under the Company’s LB/Vixen option agreement;
•	$318,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreement;
•	$54,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $182,183 for year ended April 30, 2012 while it was $20,368 for the year ended April 30, 2011.  The increase in cash used in operations was largely due to an increase in the net loss in fiscal 2012 to $208,736 from a net loss of $22,644 in fiscal 2011.   In addition, there was an outflow of $3,545 from an increase in prepaid expenses for the year ended April 30, 2012 while there was no such item in the year ended April 30, 2011.  Partially offsetting the impact of the increased loss and the change in prepaid expenses was the effect of reclassifying the initial $20,000 LB/Vixen property option payment from operations to investing and there was a $7,822 increase in cash inflows from the increase in accounts payable and accrued liabilities when comparing fiscal 2012 to fiscal 2011.

Cash flows from financing activities for fiscal 2012 and fiscal 2011 were the result of $350,000 and $12,000 respectively received from the issuance of capital stock.  Investing activities for the year ended April 30, 2012 were the result of the write-down of the initial $20,000 property option payment on the LB/Vixen Property and the payment of a $6,154 reclamation deposit to the Bureau of Land Management.  There were no investing activities for the year ended April 30, 2011.

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

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s financial statements for the year ended April 30, 2012. While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

•	Exploration and Development Costs
•	Income Taxes

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning May 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact on the financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning May 1, 2012. The Company does not expect the updated guidance to have a significant impact on the financial position, results of operations or cash flows.

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                      Financial Statements

GRIZZLY GOLD CORP.

(formerly BCS SOLUTIONS, INC.)

(A Development Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

April 30, 2012 and 2011

Contents	Page

Report of Independent Registered Public Accountants	F - 1
Balance Sheets
April 30, 2012 and 2011	F - 2
Statements of Operations for the
Years Ended April 30, 2012 and 2011 and the Cumulative Period from April 21, 2010 (inception) to April 30, 2012	F - 3
Statement of Stockholders’ Equity (Deficit)
Since April 21, 2010 (inception) to April 30, 2012	F - 4
Statements of Cash Flows for the
Years Ended April 30, 2012 and 2011 and the Cumulative Period from April 21, 2010 (inception) to April 30, 2012	F- 5
Notes to Financial Statements	F - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Grizzly Gold Corp (fka BCS Solutions, Inc.)

We have audited the accompanying balance sheets of Grizzly Gold Corp (fka BCS Solutions, Inc.) (a development stage Company) (the “Company”) as of April 30, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended and for the period April 21, 2010 (inception) through April 30, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grizzly Gold Corp (fka BCS Solutions, Inc.) (a development stage Company) as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended and for the period April 21, 2010 (inception) through April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
July 23, 2012

1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847.524.0800
Fax: 847.524.1655

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
 (A Development Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2012	2011
ASSETS
Current Assets
Cash	$142,287	$624
Prepaid expenses	3,545	-
Total Current Assets	145,832	624

Reclamation deposit (note 5)	6,154	-

Total Assets	$151,986	$624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$15,974	$5,876
Total Current Liabilities	15,974	5,876

Stockholders’ Equity (Deficit)
Common Stock, Par Value $0.0001 Authorized 300,000,000 shares, 47,900,000 shares issued and outstanding at April 30, 2012 (April 30, 2011 – 44,400,000)	4,790	4,440
Paid-In Capital	366,210	16,560
Deficit Accumulated During the Development Stage	(234,988)	(26,252)
Total Stockholders’ Equity (Deficit)	136,012	(5,252)

Total Liabilities and Stockholders’ Equity	$151,986	$624

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			April 21, 2010
	For the Years Ended		(Inception) to
	April 30,	April 30,	April 30,
	2012	2011	2012
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross margin	—	—	—

Expenses
Mineral property exploration expenditures	100,254	3,224	103,478
General and administrative	88,482	19,420	111,510
Total Expenses	188,736	22,644	214,988
Net Loss from Operations	(188,736)	(22,644)	(214,988)

Other Income (Expense)
Interest	—	—	—
Net Other Income (Expense)	—	—	—

Write-down of mineral property acquisition payments	(20,000)	—	(20,000)

Net Loss	$(208,736)	$(22,644)	$(234,988)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	47,890,411	202,402,192
(1)	Reflects the 17:1 forward stock split completed on March 25, 2011.

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
				During
	Common Stock		Paid-In	Exploration
	Shares (1)	Par Value	Capital	Stage	Total

Balance at April 21, 2010 (inception)	—	$—	$—	$—	$—

Common Stock Issued to Founder at $0.000044 per share, April 21, 2010	204,000,000	20,400	(11,400)	—	9,000
Net Loss	—	—	—	(3,608)	(3,608)
Balance April 30, 2010	204,000,000	$20,400	$(11,400)	$(3,608)	$5,392

Common Stock Issued at $0.00059 per share, October 20, 2010	20,400,000	2,040	9,960	—	12,000
Shares returned for cancellation, April 5, 2011	(180,000,000)	(18,000)	18,000	—	—
Net Loss	—	—	—	(22,644)	(22,644)
Balance April 30, 2011	44,400,000	$4,440	$16,560	$(26,252)	$(5,252)

Common Stock Issued at $0.10 per share, May 1, 2011	3,500,000	350	349,650	—	350,000
Net Loss	—	—	—	(208,736)	(208,736)
Balance April 30, 2012	47,900,000	$4,790	$366,210	$(234,988)	$136,012

(1)	Reflects the 17:1 forward stock split completed on March 25, 2011 (note 6).

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
	For the Years Ended		April 21, 2010
	April 30,	April 30,	(Inception) to
	2012	2011	April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(208,736)	$(22,644)	$(234,988)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Write-down of mineral property acquisition costs	20,000	—	20,000
Change in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses	(3,545)		(3,545)
Increase (decrease) in accounts payable and accrued liabilities	10,098	2,276	15,974
Net Cash Used in Operating Activities	(182,183)	(20,368)	(202,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property acquisition costs	(20,000)	—	(20,000)
Reclamation deposit	(6,154)	—	(6,154)
Net Cash Used in Investing Activities	(26,154)	—	(26,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	350,000	12,000	371,000
Net Cash Provided by Financing Activities	350,000	12,000	371,000

Net Increase in Cash and Cash Equivalents	141,663	(8,368)	142,287
Cash and Cash Equivalents at Beginning of Period	624	8,992	—
Cash and Cash Equivalents at End of Period	$142,287	$624	$142,287

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
	For the Years Ended		April 21, 2010
	April 30,	April 30,	(Inception) to
	2012	2011	April 30, 2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

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

On April 5, 2011, the Company’s majority shareholder returned 180,000,000 common shares to the Company for cancellation.  The shares were returned for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 44,400,000 shares issued and outstanding which was a number that the majority shareholder, who was also at that time a director of the Company, considered more in line with the Company’s business plans.  Following the share cancellation, the majority shareholder owned 24,000,000 common shares, or 54.05%, of the remaining 44,400,000 issued and outstanding common shares of the Company at that time.

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

On July 5, 2011 our shareholders and on July 8, 2011 the Board of Directors of the Company, approved the change of our name from BCS Solutions, Inc. to Grizzly Gold Corp. and approved a proposal to change the Company's state of incorporation from Florida to Nevada by the merger of BCS Solutions, Inc. with, and into, its wholly-owned subsidiary, Grizzly Gold Corp., a Nevada corporation. The change of name and jurisdiction became effective on August 1, 2011.

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company is in the development stage and has no products or services as of April 30, 2012.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to a point where we believe maximum shareholder returns can be realized. We currently have one property under option which is located in Humboldt County, Nevada.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $234,988 for the period from April 21, 2010 (inception) to April 30, 2012, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  The Company expects that it will need approximately $392,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  However, the cash received from this financing is not sufficient to fund all of the Company’s planned operations for the next twelve months.  In order to continue to develop its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized. .  If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to the impairment of long-lived assets and accrued liabilities.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ significantly from those estimates.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of April 30, 2012 the company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2012.

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

New Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning May 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning May 1, 2012. The Company does not expect the updated guidance to have a significant impact on its financial position, results of operations or cash flows.

NOTE 4 – MINERAL EXPLORATION PROPERTY

LB/Vixen Property Acquisition

On May 1, 2011, the Company executed a property option agreement (the “Agreement”) with Nevada Mine Properties II, Inc. (“NMP”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company.  The property known as the LB/Vixen Property is located in Humboldt County, Nevada and currently consists of 82 unpatented claims (the ‘Property”).  Annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

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

Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  As a result of the LB/Vixen property not containing any known resources or reserves, the Company has written down its property option payment of $20,000 in the statements of operations and comprehensive loss at April 30, 2012.

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

NOTE 5 – RECLAMATION DEPOSIT

The Company has paid a $6,154 reclamation deposit to the Bureau of Land Management (“BLM”) on its LB/Vixen property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.

NOTE 6 - COMMON STOCK TRANSACTIONS

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

Share Return

On April 5, 2011, the Company’s majority shareholder returned 180,000,000 common shares to the Company for cancellation.  The shares were returned for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 44,400,000 shares issued and outstanding which was a number that the majority shareholder, who was also at that time a director of the Company, considered more in line with the Company’s business plans.  Following the share cancellation, the majority shareholder owned 24,000,000 common shares, or 54.05%, of the remaining 44,400,000 issued and outstanding common shares of the Company at that time.

Share Issuances

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

NOTE 7 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2012	2011
Income tax expense (asset) at statutory rate	79,896	8,926
Less: valuation allowance	(79,896)	(8,926)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2011 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2012	2011
Computed expected tax benefit	70,970	7,699
Change in valuation allowance	(70,970)	(7,699)
Income tax provision	-	-

As of April 30, 2012, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $235,000 (2011 - $26,250) which begin expiring in 2030.

NOTE 8 - RELATED PARTY TRANSACTIONS

Commencing April 5, 2011, the Company began paying one of its directors $500 per month to serve on its Board of Directors.  In addition, commencing December 1, 2011, the Company began paying its President and CEO $500 per month to serve on its Board of Directors.  All directors’ fee payments are made quarterly in advance.  The total amount paid for directors’ fees for the year ended April 30, 2012 was $8,500 (2011 - $500).

The Company also has a consulting agreement with its President and CEO to provide a variety of services including planning and conducting its exploration programs, assisting with the identification and assessment of properties for potential acquisition or option by the Company, and for geological and administrative services provided to the Company.  The Company paid $20,650 in fees to the Company’s President and CEO under this agreement for the year ended April 30, 2012 (2011 - $1,597).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On June 1, 2011 the Company entered into a lease for its shared office space for one year at a rate of $100 per month.  On April 1, 2012 the Company gave thirty days written notice to terminate the lease.

On May 1, 2012 the Company entered into a new lease for shared office space for one year at a rate of $175 per month.

Item 9.                      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2012, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of April 30, 2012 the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

Item 9B.                      Other Information

None.
PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Directors and Officers

All directors of our Company hold office until the next annual  meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Paul Strobel	Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer and Director	65	April 5, 2011
Jeoffrey Avancena	Secretary and Director	34	April 5, 2011

Business Experience

The following is a brief account of the business experience of our directors and executive officers.

Paul Strobel is an accomplished geologist who has over 30 years of practical experience. Since 2008 he has been the Managing Partner of Western Resource Consultants which is a privately-held business providing consulting services to the mineral exploration industry.  Prior to his current role he was a Vice President at Gold Reef International for one year, General Manager at Chambers Group, Inc. for one year and from 1997 to 2005 he was a contract geologist for Marston Environmental.   Mr. Strobel holds a Bachelor of Science degree from the University of Arizona.  Mr. Strobel is also a director of Ranger Gold Corp., a publicly traded mineral exploration company.  Mr. Strobel was appointed to the Board of Directors as he is a geologist with decades of experience in our business and industry.

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

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to our company or has a material interest adverse to it.  Other than described  below, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended April 30, 2012, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

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

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended April 30, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2012 or 2011 periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paul Strobel	2012	0	0	0	0	0	23,150 (2)	23,150
President, Chief Executive Officer	2011	0	0	0	0	0	1,597 (3)	1,597

Tyler Vorhies	2011	0	0	0	0	0	0	0
Former President and Chief Executive Officer (1)

(1)During the period from April 21, 2010 (inception) to April 5, 2011, Tyler Vorhies was our President, Chief Executive Officer, Chairman and director. During such period, Mr. Vorhies did not receive any compensation for his services. Mr. Vorhies resigned from the Company on April 5, 2011.

(2) Represents (i) $20,650 paid to Mr. Strobel for fees pursuant to his Service Agreement and an aggregate of (ii) $2,500 in directors fees. Commencing December 1, 2011, the Company began paying Mr. Strobel $500 per month to serve on its Board of Directors.

(3) Represents $1,597 paid to Mr. Strobel for fees pursuant to his Service Agreement.

Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Service Agreement

On April 7, 2011, we entered into a service agreement with Western Resource Consultants (the “Service Agreement”), of which Mr. Strobel is managing member, for the provision of services with respect to planning and managing the Company’s exploration programs, assisting the Company with identifying and assessing potential property acquisitions, and performing various administrative functions. The Agreement will remain in effect so long as Mr. Strobel serves on the Company’s Board of Directors. Under the Service Agreement, geologist services by Mr. Strobel will be paid at an hourly rate of $100 (or $600 for an 8-hour day) and technical and clerical personnel will be paid at an hourly rate of $50 (or $300 for an 8-hour day).  Subcontracted services will be invoiced at cost plus 15%. The Service Agreement was amended on December 1, 2011 to include paying Mr. Strobel $500 per month to serve as a member of the Company’s Board of Directors. All other provisions remain unchanged.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of April 30, 2012.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Jeoffrey Avancena	2012	6,000	0	0	0	0	0	6,000
	2011	500	0	0	0	0	0	500

Commencing April 5, 2011, the Company pays Jeoffrey Avancena $500 per month to serve on the Board of Directors.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of July 20, 2012, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 47,900,000 shares of Common Stock which are issued and outstanding as of July 20, 2012.  Unless indicated otherwise, all addresses below are c/o Grizzly Gold Corp., 9120 Double Diamond Pkwy, Suite 3889, Reno, Nevada, 89521.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Jeoffrey Avancena	24,000,000	50.1%
Paul Strobel	0	0
Directors and Officers as a Group (2 individuals)	24,000,000	50.1%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On April 7, 2011, we entered into the Service Agreement with Western Resource Consultants. Mr. Strobel, our Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer and Director is the managing member of Western Resource Consultants. The Company paid $20,650 for fees and reimbursement of expenses under the Service Agreement for the year ended April 30, 2012 and $1,597 for the year ended April 30, 2011.

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

Item 14.                      Principal Accounting Fees and Services

Lake and Associates, CPA’s has been the independent registered public accounting firm for the Company since inception on April 21, 2010.  Fees billed to the Company for the fiscal years ending April 30, 2012 and 2011 are set forth below:

	Fiscal year ending April 30, 2012	Fiscal year ending April 30, 2011
Audit Fees	$14,250	$3,750
Audit Related Fees	2,000	0
Tax Fees	400	0
All Other Fees	0	0

The audit related fees are for a consent letter issued as part of the Company’s Form S-1 registration statement.  As of April 30, 2012, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.2	By-Laws of Registrant. (2)
4.1	Form of stock certificate. (3)
10.1	LB/Vixen Property Option Agreement dated May 1, 2011 by and between BCS Solutions, Inc. and Nevada Mine Properties II, Inc. (4)
10.2	Form of Regulation S Subscription Agreement (4)
10.3	Amended Service Agreement dated December 1, 2011 by and between Paul Strobel and Grizzly Gold Corp.
14.1	Code of Business Ethics and Conduct (5)
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications

(1) Previously filed as Exhibit 3.1 to the S-1 Registration Statement, filed with the Securities and Exchange Commission on August 30, 2011, file no. 333-176555
(2) Previously filed as Exhibit 3.2 to S-1 Registration Statement, filed with the Securities and Exchange Commission on August 30, 2011, file no. 333-176555
(3) Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on June 8, 2010, file no. 333-167386
(4) Previously filed with the Company’s Form 8-K submitted to the SEC on May 3, 2011.
(5) Previously filed with the Company’s Form 10-K submitted to the SEC on August 9, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIZZLY GOLD CORP.

Dated: July 23, 2012	By: /s/ Paul Strobel
Name:Paul Strobel
Title:President, Chief Executive and Operating Officer, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Paul Strobel		July 23, 2012
Paul Strobel	Director, President, Chief Executive and Operating Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)

/s/ Jeoffrey Avancena
Jeoffrey Avancena	Secretary and Director	July 23, 2012