Form 10-Q
period 2012-07-31
Grizzly Gold Corp.
filed 2012-09-07
CIK 1492541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-54453

GRIZZLY GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-0725238
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9120 Double Diamond Parkway, Suite 3889, Reno, Nevada, 89521
(Address of principal executive offices) (Zip Code)

(775) 888-1385
(Registrant's telephone number, including area code)

_____________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,900,000 shares of common stock, $0.0001 par value, issued and outstanding as of September 5, 2012.

Item 1.  Financial Statements

GRIZZLY GOLD CORP.
A Development Stage Company
BALANCE SHEETS

	(Unaudited) July 31,	April 30,
	2012	2012
ASSETS
Current Assets
Cash	$76,227	$142,287
Prepaid expenses	7,201	3,545
Total Current Assets	83,428	145,832

Reclamation deposit (note 5)	9,976	6,154

Total Assets	$93,404	$151,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$20,148	$15,974
Total Current Liabilities	20,148	15,974

Stockholders’ Equity
Common Stock, Par Value $0.0001
Authorized 300,000,000 shares,
47,900,000 shares issued and outstanding at
July 31, 2012 (April 30, 2012 – 47,900,000)	4,790	4,790
Paid-in capital	366,210	366,210
Deficit accumulated during the development stage	(297,744)	(234,988)
Total Stockholders’ Equity	73,256	136,012

Total Liabilities and Stockholders’ Equity	$93,404	$151,986

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
A Development Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			April 21, 2010
	For the Three Months Ended		(Inception) to
	July 31,		July 31,
	2012	2011	2012
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral Property Exploration Expenditures	29,917	21,396	133,395
General and Administrative	12,839	24,796	124,349

Net Loss from Operations	(42,756)	(46,192)	(257,744)

Other Income (Expense)
Interest	—	—	—

Net Other Income (Expense)	—	—	—

Write-down of Mineral Property Acquisition Payments	(20,000)	(20,000)	(40,000)

Net Loss	$(62,756)	$(66,192)	$(297,744)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	47,900,00	47,900,000

(1)	Reflects the 17:1 forward stock split completed on March 25, 2011.

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			April 21, 2010
	For the Three Months Ended		(Inception) to
	July 31,	July 31,	July 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(62,756)	$(66,192)	$(297,744)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Mineral Property Acquisition Costs	20,000	20,000	40,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(3,656)	(2,120)	(7,201)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	4,174	1,085	20,148
Net Cash Used in Operating Activities	(42,238)	(47,227)	(244,797)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(20,000)	(20,000)	(40,000)
Reclamation Deposit	(3,822)	—	(9,976)
Net Cash Used in Investing Activities	(23,822)	(20,000)	(49,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	—	350,000	371,000
Net Cash Provided by Financing Activities	—	350,000	371,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(66,060)	282,773	76,227
Cash and Cash Equivalents
at Beginning of Period	142,287	624	—
Cash and Cash Equivalents
at End of Period	$76,227	$283,397	$76,227

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
	For the Three Months Ended		April 21, 2010
	July 31,	July 31,	(Inception) to
	2012	2011	July 31, 2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

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

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Grizzly Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2012 has been omitted.  The results of operations for the three-month period ended July 31, 2012 are not necessary indicative of results for the entire year ending April 30, 2013.

Nature of Operations

The Company is in the development stage and has no products or services as of July 31, 2012.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to a point where we believe maximum shareholder returns can be realized. We currently have one property under option which is located in Humboldt County, Nevada.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $297,744 for the period from April 21, 2010 (inception) to July 31, 2012, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  The Company expects that it will need approximately $407,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  However, the cash received from this financing is not sufficient to fund all of the Company’s planned operations for the next twelve months.  In order to continue to develop its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized. .  If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of July 31, 2012 the Company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No deferred tax assets or liabilities were recognized as of July 31, 2012.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended April 30, 2012 or for the year ended April 30, 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended April 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction.  Tax years 2010 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

Stock Options

The Company has implemented Accounting Standards Codification ("ASC") Section 718-10-25 (formerly Statement of Financial Accounting Standards ("SFAS") 123R, Accounting for Stock-Based Compensation) requiring the Company to provide compensation costs for the Company's stock options determined in accordance with the fair value based method prescribed in ASC Section 718-20-25. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Property Holding Costs

Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees payments, and environmental monitoring and reporting costs.

Exploration and Development Costs

Mineral property interests include optioned, leased, and acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was optioned or acquired, either as an individual asset or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

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

Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  In addition, on May 1, 2012 we made an option payment of $20,000.  As a result of the LB/Vixen property not containing any known resources or reserves, the Company has written down its aggregate property option payments of $40,000 in the statements of operations and comprehensive loss at July 31, 2012.

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

NOTE 5 – RECLAMATION DEPOSIT

The Company has paid a $9,976 reclamation deposit to the Bureau of Land Management (“BLM”) on its LB/Vixen property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.

NOTE 6 – RELATED PARTY TRANSACTIONS

Commencing April 5, 2011, the Company began paying one of its directors $500 per month to serve on its Board of Directors.  In addition, commencing December 1, 2011, the Company began paying its President and CEO $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the three-months ended July 31, 2012 was $3,000.

The Company also has a consulting agreement with its principal executive officer to provide a variety of services including planning and conducting its exploration programs, assisting with the identification and assessment of properties for potential acquisition or option by the Company, and for geological and administrative services provided to the Company.  The Company paid $6,000 for fees under this agreement for the quarter ended July 31, 2012.

NOTE 7 – SUBSEQUENT EVENT

On August 20, 2012 the Company adopted its 2012 Stock Option Plan (“the 2012 Plan”).  The 2012 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2012 Plan, the granting of stock options, exercise prices and terms are determined by the Company's Board of Directors.  Options granted are not to exceed terms beyond five years.  No stock options have been granted under the 2012 Plan.

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Grizzly Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2012 filed by the Company with the Securities and Exchange Commission.

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

The planned work will be overseen by the Company’s President who has visited the LB/Vixen Property several times, and will be undertaken largely by contractors.   The Company does not currently have any contracts or arrangements in place with any third parties for the planned work. In July, 2012 the Company completed its phase 2-soil sampling that focused and expanded on the phase 1 anomalous areas and helped fine-tune the drill targeting process on the LB Vixen.

The Company has received approval of its initial work plan from the Bureau of Land Management (“BLM”) and has paid the reclamation bond of $6,154.  In August 2012 the Company received approval for its final work plan from the BLM and paid an additional $3,822 on its reclamation bond.  The Company is currently seeking proposals from contract drillers and currently expects to begin drilling in October or November 2012.

Results of Operations

We did not earn any revenues during the three-month periods ended July 31, 2012 or 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the quarter ended July 31, 2012 we had a net loss of $62,756 compared to a net loss of $66,192 for the comparable period ended July 31, 2011.  The decrease in the net loss was largely due to a decrease in general and administrative expenses to $12,839 in 2012 from $24,796 for the same period in 2011.   The decrease in general and administrative expenses was partially offset by an increase in mineral property exploration expenditures to $29,917 for the three-months ended July 31, 2012 from $21,396 for the three-months ended July 31, 2011.  Mineral property exploration expenditures have increased in the current period as a result of the Company preparing for its drill program planned for the fall of 2012.  In the prior period the Company was undertaking its initial assessment of the LB/Vixen property.   General and administrative expenses have decreased in the three-months ended July 31, 2012 primarily due to lower legal, filing and transfer agent expenses in 2012 compared to 2011.  In 2011, the Company prepared and filed an S-1 registration statement and incurred the expenses associated with changing transfer agents.

Liquidity and capital resources

We had working capital of $63,280 at July 31, 2012 consisting of cash of $76,227, prepaid expenses of $7,201 and total current liabilities of 20,148.

We anticipate that we will incur the following to July 31, 2013:

-	$60,000 in connection with property option payments under the Company’s LB/Vixen option agreement;

-	$294,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreement;

-	$53,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $42,238 for the quarter ended July 31, 2012 while it was $47,227for the quarter ended July 31, 2011.  The decrease in cash used in operations was largely due to a decrease in the net loss in 2012 to $62,756 from a net loss of $$66,192 in 2011.   Cash flows from financing activities for 2012 were $0, while in 2011 the Company received $350,000 from the proceeds of a private placement.  Investing activities for the three-months ended July 31, 2012 were the result of the write-down of the $20,000 property option payment on the LB/Vixen property and an increase in the Company’s LB/Vixen reclamation bond of $3,822. For the three-months ended July 31, 2011 investing activities were the result of the $20,000 write-down of the initial payment under the LB/Vixen property option agreement.

The Company currently expects that it will need approximately $407,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000.  However, the cash received from this financing is not sufficient to fund all of its planned operations for the next twelve months.  In order to continue to explore and develop its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.,

Going Concern Consideration

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

The Company does not have any mining operations.

Item 5. Other information

None.

Item 6. Exhibits

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

Date: September 5, 2012 GRIZZLY GOLD CORP. By: /s/ Paul Strobel Paul Strobel President, Chief Executive Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)