Form 10-Q
period 2012-10-31
Grizzly Gold Corp.
filed 2012-12-11
CIK 1492541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,150,000 shares of common stock, $0.0001 par value, issued and outstanding as of December 6, 2012.

Item 1.  Financial Statements

GRIZZLY GOLD CORP.
A Development Stage Company
BALANCE SHEETS

	(Unaudited) October 31,	April 30,
	2012	2012
ASSETS
Current Assets
Cash	$216,806	$142,287
Prepaid expenses	5,358	3,545
Total Current Assets	222,164	145,832

Reclamation deposit (note 5)	9,976	6,154

Total Assets	$232,140	$151,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$43,129	$15,974
Total Current Liabilities	43,129	15,974

Stockholders’ Equity
Common Stock, Par Value $0.0001
Authorized 300,000,000 shares,
48,150,000 shares issued and outstanding at
October 31, 2012 (April 30, 2012 – 47,900,000)	4,815	4,790
Paid-in capital	722,477	366,210
Deficit accumulated during the development stage	(538,281)	(234,988)
Total Stockholders’ Equity	189,011	136,012

Total Liabilities and Stockholders’ Equity	$232,140	$151,986

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
A Development Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
	For the Three Months		For the Six Months		Since
	Ended		Ended		April 21, 2010,
	October 31,		October 31,		(Inception) to
	2012	2011	2012	2011	October 31, 2012
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	132,981	30,865	162,898	52,261	266,376
General and Administrative	107,556	15,625	120,395	40,421	231,905
Total Expenses	240,537	46,490	283,293	92,682	498,281

Net Loss from Operations	(240,537)	(46,490)	(283,293)	(92,682)	(498,281)

Other Income (Expense)
Interest	-	-	-	-	-
Net Other Income (Expense)	-	-	-	-	-

Write-down of Mineral Property Acquisition Payments	-	-	(20,000)	(20,000)	(40,000)

Net Loss	$(240,537)	$(46,490)	$(303,293)	$(112,682)	$(538,281)

Basic and Diluted
Loss per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares
Outstanding (1)	47,943,478	47,900,000	47,921,739	47,880,978

(1)	Reflects the 17:1 forward stock split completed on March 25, 2011.

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			April 21, 2010
	For the Six Months Ended		(Inception) to
	October 31,	October 31,	October 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(303,293)	$(112,682)	$(538,281)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	106,292	—	106,292
Write-down of Mineral Property Acquisition Costs	20,000	20,000	40,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(1,813)	(9,320)	(5,358)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	27,155	14,863	43,129
Net Cash Used in Operating Activities	(151,659)	(87,139)	(354,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(20,000)	(20,000)	(40,000)
Reclamation Deposit	(3,822)	(6,154)	(9,976)
Net Cash Used in Investing Activities	(23,822)	(26,154)	(49,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	250,000	350,000	621,000
Net Cash Provided by Financing Activities	250,000	350,000	621,000

Net (Decrease) Increase in
Cash and Cash Equivalents	74,519	236,707	216,806
Cash and Cash Equivalents
at Beginning of Period	142,287	624	—
Cash and Cash Equivalents
at End of Period	$216,806	$237,331	$216,806

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
	For the Six Months Ended		April 21, 2010
	October 31,	October 31,	(Inception) to
	2012	2011	October 31, 2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Grizzly Gold Corp. (a development stage company) (the "Company") was incorporated in the State of Florida on April 21, 2010 under the name BCS Solutions, Inc.   On October 8, 2011 our Board of Directors, and on October 5, 2011 our shareholders, approved the change of our name from BCS Solutions, Inc. to Grizzly Gold Corp.  Also on October 5, 2011, the shareholders approved a proposal to change the Company's state of incorporation from Florida to Nevada by the merger of BCS Solutions, Inc. with, and into, its wholly-owned subsidiary, Grizzly Gold Corp., a Nevada corporation. The change of name and jurisdiction became effective on August 1, 2011.

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Grizzly Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2012 has been omitted.  The results of operations for the three and six month periods ended October 31, 2012 are not necessary indicative of results for the entire year ending April 30, 2013.

Nature of Operations

The Company is in the development stage and has no products or services as of October 31, 2012.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to a point where we believe maximum shareholder returns can be realized. We currently have one property under option which is located in Humboldt County, Nevada.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $538,281 for the period from April 21, 2010 (inception) to October 31, 2012, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  The Company expects that it will need approximately $275,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000 and another financing on October 15, 2012 for total proceeds of $250,000.  However, the cash received from these financings is not sufficient to fund all of the Company’s planned operations for the next twelve months.  In order to continue to develop its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized. .  If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of October 31, 2012 the Company has granted 900,000 stock options.  The effects of the Company’s common stock equivalents are anti-dilutive for October 31, 2012 and are thus not presented.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No deferred tax assets or liabilities were recognized as of October 31, 2012.

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

Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  In addition, on May 1, 2012 we made an option payment of $20,000.  As a result of the LB/Vixen property not containing any known resources or reserves, the Company has written down its aggregate property option payments of $40,000 in the statements of operations and comprehensive loss at October 31, 2012.

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

NOTE 6 – SHARE CAPITAL

Common Share Transactions

On October 15, 2012 the Company closed a private placement of 250,000 common shares at $1.00 per share for a total offering price of $250,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by five non-U.S. persons.

Stock Options

On August 20, 2012 the Company adopted its 2012 Stock Option Plan (“the 2012 Plan”).  The 2012 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2012 Plan, the granting of stock options, exercise prices and terms are determined by the Company's Board of Directors (the “Board”).  Options granted are not to exceed terms beyond five years.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

Subject to the foregoing the Board has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Board may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Board shall deem advisable.

During the six months ended October 31, 2012, the Company granted 900,000 stock options to various consultants at an exercise price of $0.96 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options using the following grant date assumptions:

Risk Free Rate	0.15%
Weighted Average Expected Life	3.6 years
Expected Volatility of Stock (Based on Historical Volatility)	110%
Expected Dividend yield of Stock	0.00

The vesting period for some of these options is up to four years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of a $106,292 in expense for the six months ended October 31, 2012 with $17,785 being recognized as mineral property exploration expenditures and $88,507 bring recognized as general and administrative.

The following table sets forth the options outstanding under the 2012 Plan as of October 31, 2012:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price $
Balance, April 30, 2012	-	-	-
Approval of 2012 Plan	5,000,000	-	-
Options granted	(900,000)	900,000	0.96
Balance, October 31, 2012	4,100,000	900,000	0.96

The following table summarizes information concerning outstanding and exercisable common stock options under the 2012 Plan at October 31, 2012:

Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.96	900,000	4.92	$ 0.96	100,000	$ 0.96
	900,000			100,000

The aggregate intrinsic value of stock options outstanding at October 31, 2012 was $378,000 and the aggregate intrinsic value of stock options exercisable at October 31, 2012 was $42,000.  No stock options were exercised during the six months ended October 31, 2012.  As of October 31, 2012 there was $510,000 in unrecognized compensation expense that will be recognized over the next 3.5 years.

A summary of status of the Company’s unvested stock options as of October 31, 2012 under the 2012 Plan is presented below:
	Number of Options	Weighted Average Exercise Price $	Weighted Average Grant Date Fair Value $
Unvested at April 30, 2012	-	-	-
Granted	900,000	0.96	0.67
Vested	(100,000)	0.96	0.70
Unvested at October 31, 2012	800,000	0.96	0.67

NOTE 7 – RELATED PARTY TRANSACTIONS

Commencing April 5, 2011 and August 3, 2012 respectively the Company began paying two of its directors $500 per month to serve on its Board of Directors.  In addition, commencing December 1, 2011, the Company began paying its President and CEO $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the six months ended October 31, 2012 was $7,500.

The Company also has a consulting agreement with its principal executive officer to provide a variety of services including planning and conducting its exploration programs, assisting with the identification and assessment of properties for potential acquisition or option by the Company, and for geological and administrative services provided to the Company.  The Company paid $18,300 for fees under this agreement for the six months ended October 31, 2012.

Item 2.                      Management’s Discussion and Analysis or Plan of Operations

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

The planned work will be overseen by the Company’s President who has visited the LB/Vixen Property several times, and will be undertaken largely by contractors.   The Company does not currently have any contracts or arrangements in place with any third parties for the planned work. In October, 2012 the Company completed its phase 2-soil sampling that focused and expanded on the phase 1 anomalous areas and helped fine-tune the drill targeting process on the LB Vixen.

The Company has received approval of work plan from the Bureau of Land Management (“BLM”) and has paid the reclamation bond of $9,976.

In November 2012 the Company announced the results of its drill program.  The Company completed a reverse circulation (“RC”) drill program covering four RC angle holes totaling 2500 feet.  The four holes were widely spaced along a zone of anomalous gold mineralization intermittently exposed over a length of roughly 9000 feet and width of nearly 2000 feet. Due to the general lack of outcrop exposure the first phase of drilling was intended to help determine the overall extent and trend of mineralization. Mineralization was encountered in all four holes.  All four widely spaced holes encountered gold mineralization demonstrating the possible existence of a large bulk tonnage, sediment-hosted gold deposit on the LB Vixen Property. Assay results from the four Phase 1 drill holes on the LB Vixen property are encouraging enough to warrant further study which will help determine the next phase of testing and target selection for Phase 2 drilling in 2013.

Results of Operations

We did not earn any revenues during the three or six month periods ended October 31, 2012 or 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended October 31, 2012 we had a net loss of $240,537 compared to a net loss of $46,490 for the three months ended October 31, 2011.  The increase in the net loss was largely due to an increase in expenses related to the Company’s recently-completed drill program on the LB/Vixen property and due to stock-based compensation.   Mineral property exploration expenditures have increased in the current quarter to $132,981 compared to $30,865 for the same quarter in 2011.  The Company completed its drill program on the LB/Vixen property during the three months ended October 31, 2012.  In the prior period the Company was undertaking its initial assessment of the LB/Vixen property. The increase in general and administrative expenses to $107,556 for the quarter ended October 31, 2012 was largely due to the recognition of stock-based compensation.  Of the $106,292 in total stock-based compensation recognized for the three months ended October 31, 2012, $88,507 was recognized as general and administrative and $17,785 was recognized as mineral property exploration expenditures.  No stock-based compensation expense was recognized in the prior period as no stock options had been granted at that time.

For the six months ended October 31, 2011 we had a net loss of $303,293 compared to $112,682 for the six months ended October 31, 2011.  The increase in the net loss was largely due to an increase in expenses related to the Company’s recently-completed drill program on the LB/Vixen property and to stock-based compensation.   Mineral property exploration expenditures have increased in the current period to $162,898 compared to $52,261 for the same period in 2011 as a result of the drill program.  Of the $106,292 in stock-based compensation recognized for the six months ended October 31, 2012, $88,507 was recognized as general and administrative and $17,785 was recognized as mineral property exploration expenditures.  No stock-based compensation expense was recognized in the prior period as no stock options had been granted at that time.

Liquidity and capital resources

We had working capital of $179,035 at October 31, 2012 consisting of cash of $216,806, prepaid expenses of $5,358 and total current liabilities of $43,129.

We anticipate that we will incur the following to October 31, 2013:

-	$60,000 in connection with property option payments under the Company’s LB/Vixen option agreement;
-	$161,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreement;
-	$54,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $151,659 for the six months ended October 31, 2012 while it was $87,139 for the six months ended October 31, 2011.  The increase in cash used in operations was largely due to an increase in the net loss in 2012 to $303,293 from a net loss of $112,682 in 2011.  Partially offsetting the impact of the higher net loss was the recognition of $106,292 in stock-based compensation for the six months ended October 31, 2012 while no stock-based compensation was recognized in the prior period.  Working capital changes for the six months ended October 31, 2012 included an outflow of $1,813 from an increase in prepaid expenses and an inflow of $27,155 from an increase in accounts payable and accrued liabilities.  The comparable balances for the six months ended October 31, 2011 was an outflow from an increase in prepaid expenses of $9,320 and an inflow of $14,863 from changes in accounts payable and accrued liabilities.  Cash flows from financing activities for 2012 were $250,000 received from the proceeds of a private placement, while in 2011 the Company received $350,000 from the proceeds of a private placement.  Investing activities for the six months ended October 31, 2012 were the result of the write-down of the $20,000 property option payment on the LB/Vixen property and an increase in the Company’s LB/Vixen reclamation bond of $3,822. For the six months ended October 31, 2011 investing activities were the result of the $20,000 write-down of the initial payment under the LB/Vixen property option agreement and $6,154 relating to the initial portion of the LB/Vixen bond.

The Company currently expects that it will need approximately $275,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000 and completed another financing on October 15, 2012 for total proceeds of $250,000.  However, the cash received from these financings is not sufficient to fund all of its planned operations for the next twelve months.  In order to continue to explore and develop its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.,

Going Concern Consideration

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2012 the Company closed a private placement of 250,000 common shares at $1.00 per share for a total offering price of $250,000.  The common shares were offered by the Registrant pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by five non-U.S. persons.  The Company will use the proceeds to fund its drill program and for general working capital purposes.

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

Date: December 6, 2012 GRIZZLY GOLD CORP. By: /s/ Paul Strobel Paul Strobel President, Chief Executive Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)