Form 10-K/A
period 2012-04-30
Grizzly Gold Corp.
filed 2013-02-01
CIK 1492541

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

Commission file number: 333-167386

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

The number of shares of the issuer’s common stock issued and outstanding as of February 1, 2013 was 47,900,000 shares.

Documents Incorporated By Reference:  None

1

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2012 (“Annual Report”), for the purpose of correcting the audit report which was filed with the Annual Report.  This Form 10-K/A has not been updated to reflect events that occurred after July 25, 2012, the filing date of the Form 10-K, as this amendment only contains the auditor's report and the financial statements for the year ended April 30, 2012. There was no change made to such financial statements. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report.  This Form 10-K/A includes Exhibits 31.1 and 32.1, new certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

2

GRIZZLY GOLD CORP.

(formerly BCS SOLUTIONS, INC.)

(A Development Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

April 30, 2012 and 2011

3

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

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Grizzly Gold Corp (fka BCS Solutions, Inc.)

We have audited the accompanying balance sheets of Grizzly Gold Corp (fka BCS Solutions, Inc.) (a development stage Company) (the “Company”) as of April 30, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended April 30, 2012 and 2011, and for the period April 21, 2010 (inception) through April 30, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grizzly Gold Corp (fka BCS Solutions, Inc.) (a development stage Company) as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended April 30, 2012 and 2011, and for the period April 21, 2010 (inception) through April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

GRIZZLY GOLD CORP.

Dated: February 1, 2013	By: /s/ Paul Strobel
Name: Paul Strobel
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Paul Strobel Paul Strobel	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	February 1, 2013

/s/ Jeoffrey Avancena Jeoffrey Avancena	Director	February 1, 2013

/s/ James Poulter James Poulter	Director	February 1, 2013