Form 10-Q
period 2013-01-31
Grizzly Gold Corp.
filed 2013-03-13
CIK 1492541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,150,000 shares of common stock, $0.0001 par value, issued and outstanding as of March 8, 2013.

Item 1.  Financial Statements

GRIZZLY GOLD CORP.
An Exploration Stage Company
BALANCE SHEETS

	(Unaudited) January 31,	April 30,
	2013	2012
ASSETS
Current Assets
Cash	$136,895	$142,287
Prepaid expenses	3,434	3,545
Total Current Assets	140,329	145,832

Reclamation deposit (note 5)	9,976	6,154

Total Assets	$150,305	$151,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,277	$15,974
Total Current Liabilities	5,277	15,974

Stockholders’ Equity
Common Stock, Par Value $0.0001
Authorized 300,000,000 shares,
48,150,000 shares issued and outstanding at
January 31, 2013 (April 30, 2012 – 47,900,000)	4,815	4,790
Paid-in capital	766,696	366,210
Deficit accumulated during the development stage	(626,483)	(234,988)

Total Stockholders’ Equity	145,028	136,012

Total Liabilities and Stockholders’ Equity	$150,305	$151,986

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
An Exploration Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
	For the Three Months		For the Nine Months		Since
	Ended		Ended		April 21, 2010,
	January 31,		January 31,		(Inception) to
	2013	2012	2013	2012	January 31, 2013
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	49,051	27,227	211,949	79,488	315,427
General and Administrative	39,151	30,586	159,546	71,007	271,056
Total Expenses	88,202	57,813	371,495	150,495	586,483

Net Loss from Operations	(88,202)	(57,813)	(371,495)	(150,495)	(586,483)

Other Income (Expense)
Interest	-	-	-	-	-
Net Other Income (Expense)	-	-	-	-	-

Write-down of Mineral Property Acquisition Payments	-	-	(20,000)	(20,000)	(40,000)

Net Loss	$(88,202)	$(57,813)	$(391,495)	$(170,495)	$(626,483)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares
Outstanding	48,150,000	47,900,000	48,052,174	47,887,319

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
An Exploration Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			April 21, 2010
	For the Nine Months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(391,495)	$(170,495)	$(626,483)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	150,511	—	150,511
Write-down of Mineral Property Acquisition Costs	20,000	20,000	40,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	111	(4,280)	(3,434)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(10,697)	(850)	5,277
Net Cash Used in Operating Activities	(231,570)	(155,625)	(434,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(20,000)	(20,000)	(40,000)
Reclamation Deposit	(3,822)	(6,154)	(9,976)
Net Cash Used in Investing Activities	(23,822)	(26,154)	(49,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	250,000	350,000	621,000
Net Cash Provided by Financing Activities	250,000	350,000	621,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(5,392)	168,221	136,895
Cash and Cash Equivalents
at Beginning of Period	142,287	624	—
Cash and Cash Equivalents
at End of Period	$136,895	$168,845	$136,895

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
An Exploration Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
	For the Nine Months Ended		April 21, 2010
	January 31,	January 31,	(Inception) to
	2013	2012	January 31, 2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
An Exploration Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Grizzly Gold Corp. (an exploration stage company) (the "Company") was incorporated in the State of Florida on April 21, 2010 under the name BCS Solutions, Inc.   On October 8, 2011 our Board of Directors, and on October 5, 2011 our shareholders, approved the change of our name from BCS Solutions, Inc. to Grizzly Gold Corp.  Also on October 5, 2011, the shareholders approved a proposal to change the Company's state of incorporation from Florida to Nevada by the merger of BCS Solutions, Inc. with, and into, its wholly-owned subsidiary, Grizzly Gold Corp., a Nevada corporation. The change of name and jurisdiction became effective on August 1, 2011.

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Grizzly Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2012 has been omitted.  The results of operations for the three and nine month periods ended January 31, 2013 are not necessary indicative of results for the entire year ending April 30, 2013.

Nature of Operations

The Company is in the exploration stage and has no products or services as of January 31, 2013.  We are currently an exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to a point where we believe maximum shareholder returns can be realized. We currently have one property under option which is located in Humboldt County, Nevada.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $626,483 for the period from April 21, 2010 (inception) to January 31, 2013, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  The Company expects that it will need approximately $245,000 to fund all of its planned operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000 and another financing on October 15, 2012 for total proceeds of $250,000.  However, the cash received from these financings is not sufficient to fund all of the Company’s planned operations for the next twelve months.  In order to continue to explore its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized. .  If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of January 31, 2013 the Company has granted 900,000 stock options.  The effects of the Company’s common stock equivalents are anti-dilutive for January 31, 2013 and are thus not presented

Comprehensive Income

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No deferred tax assets or liabilities were recognized as of January 31, 2013.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended April 30, 2012 or for the year ended April 30, 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended April 30, 2012 and 2011, there were no income taxes, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction.  Tax years 2010 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  In addition, on May 1, 2012 we made an option payment of $20,000.  As a result of the LB/Vixen property not containing any known resources or reserves, the Company has written down its aggregate property option payments of $40,000 in the statements of operations and comprehensive loss at January 31, 2013.

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

During the nine months ended January 31, 2013, the Company granted 900,000 stock options to various consultants at an exercise price of $0.96 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options using the following grant date assumptions:

Risk Free Rate	0.15%
Weighted Average Expected Life	3.6 years
Expected Volatility of Stock (Based on Historical Volatility)	110%
Expected Dividend yield of Stock	0.00

The vesting period for some of these options is up to four years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of a $150,511 in expense for the nine months ended January 31, 2013 with $38,567 being recognized as mineral property exploration expenditures and $111,944 bring recognized as general and administrative.

The following table sets forth the options outstanding under the 2012 Plan as of January 31, 2013:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price $
Balance, April 30, 2012	-	-	-
Approval of 2012 Plan	5,000,000	-	-
Options granted	(900,000)	900,000	0.96
Balance, January 31, 2013	4,100,000	900,000	0.96

The following table summarizes information concerning outstanding and exercisable common stock options under the 2012 Plan at January 31, 2013:

Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.96	900,000	4.67	$ 0.96	100,000	$ 0.96
	900,000			100,000

The aggregate intrinsic value of stock options outstanding at January 31, 2013 was $0 and the aggregate intrinsic value of stock options exercisable at January 31, 2013 was also $0.  No stock options were exercised during the nine months ended January 31, 2013.  As of January 31, 2013 there was $374,689 in unrecognized compensation expense that will be recognized over the next 3.25 years.

A summary of status of the Company’s unvested stock options as of January 31, 2013 under the 2012 Plan is presented below:
	Number of Options	Weighted Average Exercise Price $	Weighted Average Grant Date Fair Value $
Unvested at April 30, 2012	-	-	-
Granted	900,000	0.96	0.67
Vested	(100,000)	0.96	0.70
Unvested at January 31, 2013	800,000	0.96	0.67

NOTE 7 – RELATED PARTY TRANSACTIONS

Commencing April 5, 2011 and August 3, 2013 respectively the Company began paying two of its directors $500 per month to serve on its Board of Directors.  In addition, commencing December 1, 2011, the Company began paying its President and CEO $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the nine months ended January 31, 2013 was $12,000.

The Company also has a consulting agreement with its principal executive officer to provide a variety of services including planning and conducting its exploration programs, assisting with the identification and assessment of properties for potential acquisition or option by the Company, and for geological and administrative services provided to the Company.  The Company paid $27,400 for fees under this agreement for the nine months ended January 31, 2013.

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
338,000

The budget includes soil sampling, mapping, in-fill geology and geochemistry, and undertaking a drill program.  The drill program portion of the budget has been completed.  The primary objective of the next twelve months is to complete a geophysical survey to conform the drill targets for the next drill program on the LB/Vixen Property.

The planned work will be overseen by the Company’s President who has visited the LB/Vixen Property several times, and will be undertaken largely by contractors.   The Company does not currently have any contracts or arrangements in place with any third parties for the next phase of the planned work. In October, 2012 the Company completed its phase 2-soil sampling that focused and expanded on the phase 1 anomalous areas and helped fine-tune the drill targeting process on the LB Vixen.

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

Results of Operations

We did not earn any revenues during the three or nine month periods ended January 31, 2013 or 2012.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended January 31, 2013 we had a net loss of $88,202 compared to a net loss of $57,813 for the three months ended January 31, 2012.  The increase in the net loss was largely due to an increase in expenses related to the Company’s recently-completed drill program on the LB/Vixen property and due to stock-based compensation.   Mineral property exploration expenditures have increased in the current quarter to $49,051 compared to $27,227 for the same quarter in 2012.  The Company completed its drill program on the LB/Vixen property during the three months ended January 31, 2013.  In the prior period the Company was undertaking its initial assessment of the LB/Vixen property. The increase in general and administrative expenses to $39,151 for the quarter ended January 31, 2013 compared to $30,586 in the three months ended January 31, 2012 was largely due to the recognition of stock-based compensation.  Of the $44,219 in total stock-based compensation recognized for the three months ended January 31, 2013, $23,437 was recognized as general and administrative and $20,782 was recognized as mineral property exploration expenditures.  No stock-based compensation expense was recognized in the prior period as no stock options had been granted at that time.

For the nine months ended January 31, 2013 we had a net loss of $391,495 compared to $170,495 for the nine months ended January 31, 2012.  The increase in the net loss was largely due to an increase in expenses related to the Company’s recently-completed drill program on the LB/Vixen property and to stock-based compensation.   Mineral property exploration expenditures have increased in the current period to $211,949 compared to $79,488 for the same period in 2012 as a result of the drill program.  Of the $150,511 in stock-based compensation recognized for the nine months ended January 31, 2013, $111,944 was recognized as general and administrative and $38,567 was recognized as mineral property exploration expenditures.  No stock-based compensation expense was recognized in the prior period as no stock options had been granted at that time.

Liquidity and capital resources

We had working capital of $135,052 at January 31, 2013 consisting of cash of $136,895, prepaid expenses of $3,434 and total current liabilities of $5,277.

We anticipate that we will incur the following to January 31, 2014:

- $60,000 in connection with property option payments under the Company’s LB/Vixen option agreement;

- $132,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreement;

-  $53,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $231,570 for the nine months ended January 31, 2013 while it was $155,625 for the nine months ended January 31, 2012.  The increase in cash used in operations was largely due to an increase in the net loss in 2013 to $391,495 from a net loss of $170,495 in 2012.  Partially offsetting the impact of the higher net loss was the recognition of $150,511 in stock-based compensation for the nine months ended January 31, 2013 while no stock-based compensation was recognized in the prior period.  Working capital changes for the nine months ended January 31, 2013 included an inflow of $111 from a decrease in prepaid expenses and an outflow of $10,697 from a decrease in accounts payable and accrued liabilities.  The comparable balances for the nine months ended January 31, 2012 was an outflow from an increase in prepaid expenses of $4,280 and an outflow of $850 from changes in accounts payable and accrued liabilities.  Cash flows from financing activities for 2013 were $250,000 received from the proceeds of a private placement, while in 2012 the Company received $350,000 from the proceeds of a private placement.  Investing activities for the nine months ended January 31, 2013 were the result of the write-down of the $20,000 property option payment on the LB/Vixen property and an increase in the Company’s LB/Vixen reclamation bond of $3,822. For the nine months ended January 31, 2012 investing activities were the result of the $20,000 write-down of the initial payment under the LB/Vixen property option agreement and $6,154 relating to the initial portion of the LB/Vixen bond.

The Company currently expects that it will need approximately $245,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000 and completed another financing on October 15, 2012 for total proceeds of $250,000.  However, the cash received from these financings is not sufficient to fund all of its planned operations for the next twelve months.  In order to continue to explore and develop its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.,

Going Concern Consideration

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no sales of equity securities which were not previously reported.

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

Date: March 8, 2013 GRIZZLY GOLD CORP. By: /s/ Paul Strobel Paul Strobel President, Chief Executive Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)