Form 10-K
period 2013-04-30
Grizzly Gold Corp.
filed 2013-07-19
CIK 1492541

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 31, 2012 was approximately $33,327,000.

The number of shares of the issuer’s common stock issued and outstanding as of July 19, 2013 was 48,150,000 shares.

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

History

Grizzly Gold Corp. (formerly BCS Solutions, Inc.) (the “Company”) is an exploration stage company. We were incorporated in the State of Florida on April 21, 2010 under the name BCS Solutions, Inc. On July 5, 2011 our shareholders and on July 8, 2011 the Board of Directors of the Company, approved the change of our name from BCS Solutions, Inc. to Grizzly Gold Corp. and approved a proposal to change the Company's state of incorporation from Florida to Nevada by the merger of BCS Solutions, Inc. with, and into, its wholly-owned subsidiary, Grizzly Gold Corp., a Nevada corporation. The change of name and jurisdiction became effective on August 1, 2011.

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

On May 1, 2011, the Company executed a property option agreement (the “Agreement”) with Nevada Mine Properties II, Inc. (“NMP”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company.  The property known as the Fox Spring Project (formerly known as the LB/Vixen Property) is located in Humboldt County, Nevada.  At the time of the execution of the Agreement, the property consisted of 30 unpatented claims but currently consists of 130 unpatented claims (the “Property”).  Annual option payments and minimum annual exploration expenditures under the Agreement that must be paid or incurred by May 1, 2021 in accordance with the annual amounts set forth in the agreement are an aggregate $895,000 and $3,200,000 respectively.

Effective as of August 3, 2012, James Poulter was elected to the Board of Directors of the Company.

On May 9, 2013 the Company amended its Agreement with NMP.  The $60,000 property option payment originally due on May 1, 2013 has been amended as follows: $20,000 is now due by May 15, 2013; and $20,000 is now due by November 15, 2013; and $20,000 is now due by May 1, 2014 to coincide with $45,000 anniversary payment due on that date. All other terms of the Agreement remain unchanged.

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

We will be required to expend substantial amounts of working capital in order to explore and develop our Fox Spring Project.  We were incorporated on April 21, 2010. Our current operations to date were funded entirely from capital raised from our private offerings of securities from May 2011 through October 2012. We will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. As of April 30, 2013, we incurred a net loss of $644,846 from inception and used cash in operations from inception of $501,972.  After auditing our April 30, 2013 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will be required to curtail our development plans which could cause us to become dormant and our shareholders to lose their investment in our company. In addition, any additional equity financing may involve substantial dilution to our then existing stockholders.

2.           We are an exploration stage company, have generated no revenues to date and have a limited operating history upon which we may be evaluated.

We were incorporated on April 21, 2010 in the State of Florida under the name BCS Solutions, Inc.  On August 1, 2011 we completed a name and business change. As a result, we became an exploration stage company.  We have optioned an early stage mineral property but the property does not have any known resources or reserves.  Our only other meaningful asset is approximately $69,000 in available cash at April 30, 2013. Our limited operating history makes it difficult to evaluate our business on the basis of historical operations. We have no known commercially viable deposits, or “resources”, or "reserves" on our Property. Therefore, determination of the existence  of  a  resource or reserve  will  depend  on appropriate  and  sufficient  exploration  work  and the  evaluation  of  legal, economic, and environmental  factors. If we fail to find a commercially viable deposit on our Property our financial condition and results of operations will suffer.  If we cannot generate income from the Property we will have to cease operations which will result in the loss of your investment.

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

As reflected in our financial statements we are in the exploration stage. Since inception on April 21, 2010 to April 30, 2013, we have incurred a net loss of $644,846 and used cash in operations of $501,972.  As we have no current revenue, we are expecting losses over the next 12 months because we do not have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

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

Our President and CEO, Paul Strobel, is a director and consultant to other natural resource or mining-related companies, and may be involved in related pursuits that could present conflicts of interest with our company. Mr. Strobel owns and operates his own mineral exploration consulting business.  In addition, he is a director of Ranger Gold Corp. (“Ranger”), an Over-the-Counter Bulletin Board (“OTCBB”) quoted company which is also engaged in mining exploration. These associations may give rise to inherent conflicts of interest from time to time. For example, we may be presented with an opportunity in which Mr. Strobel would have to decide if the opportunity would be more appropriate for us or Ranger.

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

Our Property has been optioned from NMP.  In addition, to date a significant amount the historic exploration activity on the Property has been undertaken, or complied and analyzed, by employees or contractors of NMP.  As a result, NMP has significant knowledge about our Property and it would be very difficult for us to replace NMP should our relationship with them be terminated for any reason.  To date, there have not been any conflicts between the Company and NMP and we are current in our payment obligations under the agreement.

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

Our principal shareholder beneficially owns approximately 50% of our outstanding common stock. As a result, this shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

Our Articles of Incorporation authorizes the issuance of 300,000,000 shares of common stock, par value $.0001 per share, of which 48,150,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

20.           Our Secretary who is also a director owns a controlling interest in our voting stock and may take actions that are contrary to your interests, including selling their stock.

 Our Secretary, who is also a director, beneficially owns approximately 50% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Our common shares commenced trading on the OTCBB on May 4, 2012 and there has only been a limited trading market for our common stock.   There can be no assurances as to whether:

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

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.                      Description of Property

We do not own any real property. We currently maintain our corporate office on a shared basis pursuant to a one-year lease which expires in May 2014 at 9120 Double Diamond Parkway, Suite 3889, Reno, Nevada, 89521. Monthly rent under the lease is $183.  Management believes that our office space is suitable for our current needs.

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

Map of our Fox Spring Project (formerly the LB-Vixen Property) located in Humboldt County, Nevada.

Fox Spring Project (formerly the LB-Vixen Property)

Acquisition of Interest

On May 1, 2011, the Company executed a property option agreement with NMP granting the Company the right to acquire 100% of the mining interests of the Fox Spring Project (formerly the LB-Vixen Property)  located in Humboldt County, Nevada, which currently consists of 130 unpatented claims.

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

Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  In addition, the Company paid NMP $20,000 on May 1, 2012.  As a result of the Property not containing any known resources or reserves, the Company has written down its property option payments in aggregate of $40,000 in the statements of operations and comprehensive loss at April 30, 2013.

On May 9, 2013 the Company amended its Agreement with NMP.  The $60,000 property option payment originally due on May 1, 2013 has been amended as follows:

$20,000 is now due by May 15, 2013; and
$20,000 is now due by November 15, 2013; and
$20,000 is now due by May 1, 2014 to coincide with $45,000 anniversary payment due on that date.

All other terms of the Agreement remain unchanged.

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

Description and Location of the Fox Spring Project

The Fox Spring Project is located in Humboldt County, approximately 150 miles northeast of Reno and 55 miles west of Winnemucca, Nevada and currently consists of 130 unpatented claims.

Exploration History of the Fox Spring Project

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

In 1992, Independence Mining Company controlled the LB/Vixen ground as part of a larger exploration project in the Jackson Mountains comprising over 1,600 claims. Independence did not conduct work on the property then known as the LB / Vixen property.

In February 2006, NMP staked 20 unpatented lode claims covering the former WX Syndicate drill area and extensions. NMP has not conducted physical work on the Property. During the late 2000’s, Dave C. Mough Explorations located ten Vixen claims that covered the Borax drilling area. Subsequently, NMP signed a deal with Mough granting NMP a 75% interest in the Vixen claims.

Geology of the Fox Spring Project

The Fox Spring Project is situated in northwestern Nevada within the Great Basin of the Basin and Range physiographic province. The Great Basin in Nevada is characterized by northerly trending mountain ranges with intervening broad, generally flat valleys. Such is the physiographic setting at the Fox Spring Project that occupies the low, southern foothills of the Jackson Mountains rising to the east above the Black Rock Desert.  The oldest rocks in the Jackson Mountains are Permian or older volcanics.

The Happy Camp Group dominates the northern part of the range. Toward the southern Jacksons, a mixed, variable sequence of overlying Jurassic to Triassic arenite, carbonate, pelitic, and volcanic rocks occur. The rocks range from a metamorphosed sediment and volcanic package to a relatively fresh sediment package. The Triassic rock units in the vicinity of the Fox Spring Project include argillite, phyllite, chert, greywacke, limestone, limestone-pebble conglomerate and greenstone that span a broad time-stratigraphic range.

The Mesozoic sediment and volcanic units at Fox Spring Project are overlain by ash-flow and ash-rich tuffs recognized as Tertiary. Diorite and basalt dikes and plugs make up part of this Tertiary tectonism.  On the Fox Spring Project, alteration is present as bleaching, iron staining, argillization, jasperoidal silicification, quartz stockwork veining and local pervasive limonite staining. Native sulfur and mercury are found within fault gouge in several areas of the LB portion of the property. Gold mineralization occurs in shallow trenches in both unaltered and clay-limonite altered phyllites and limey phyllites indicating both a fracture and disseminated nature to the mineralization. Altered phyllites are commonly orange goethite stained and impregnated, with clay alteration. Gossan is notable is some areas with little or no silicification. Jasperoid is apparent along the fault contact between the Triassic sediments and Tertiary volcanic rocks. Gold mineralization in drill holes is described as being associated with silicification and limonite in shaley siltstone, phyllite, argillite and limestone.

The Fox Spring Project  is structurally complex. Gold mineralization and clay-limonite alteration are intimately related with fault zones.  These structures are evidenced by jasperoidal silica, bleaching and limonite staining. WX Syndicate’s shallow drilling generally tested the footwall of the western most structure (LB Fault) with modest success. A major northwest structure crosses the Vixen and LB claims. An area lying between the above mentioned structures contains widespread fracturing with introduced quartz and calcite veining. This area is gold anomalous and remains untested by drilling. The intersection of the Vixen and LB structures, falling on the LB claims, also remains untested.

Structural preparation and structural control are clearly evident in outcrops and from descriptions of the shallow trenches on the Fox Spring Project. There are also indications of replacement mineralization in favorable hosts (limey phyllites and clay altered phyllites) in both unaltered and altered rock defined by the trench samples and trench notes. These styles of mineralization and alteration suggest potential for structural feeders providing pathways into favorable, structurally prepared rock and into favorable horizons for replacement. Limited trenching and drilling at the Fox Spring Project has helped to define favorable structure and lithology. Broad areas of alteration including jasperoid, stockwork quartz veining, silicification, gossan, and clay-alteration have been defined outward of the drill area.

It is somewhat unusual that the Fox Spring Project, underlain by nearly one square mile of altered, gold-anomalous, faulted, and fractured sediment package, is so poorly prospected and sparsely drilled. The Property was virtually unprospected into the mid-1980’s. The presence of jasperoid ribs coupled with pervasive bleaching and limonite stained sediments caught the attention of WX Syndicate who located claims in 1985.

Current State of Exploration

The Fox Spring Project claims presently do not have any mineral resources or reserves. There is no mining plant or equipment located within the Property boundaries. Currently, there is no power supply to the mineral claims. Our planned exploration program includes a follow up to our 2012 drilling program which was completed in May 2012.  However, this program is exploratory in nature and no minable reserves may ever be found.

Geological Exploration Program

The Company’s Board of Directors has approved a budget for the Fox Spring Project for calendar 2013 for total expenditures of $480,000.  The budget includes the following items:

Amount ($)
Annual claim fees – 2013	24,000
Exploration, drill program, and analysis	396,000
Option payment – 2014	60,000
480,000

The budget for the 2013 calendar year will include an induced polarization survey (completed in March 2013), additional claim staking (completed during the first three months of 2013), undertaking a reverse circulation drill program, and geochemistry.  The primary objective of the next twelve months is to complete a drill program on the Fox Spring Property.

On March 29, 2012, The Company completed the first phase of soil sampling on the Fox Spring  Project. A total of 205 soil samples were collected, covering approximately 580 acres in the central and southern portion of the property.  Based on the results of these samples, the Company added 21 claims from the original 61-claim block.

On July 31, 2012, the Company completed its second phase of soil sampling on the Fox Spring Project.  Phase 2-soil sampling focused on and expanded from Phase 1 anomalous areas and helped fine-tune the drill targeting process.  An additional 166 soil samples were taken during this second phase of soil sampling along with 50 rock chip samples.

On November 8, 2012, the Company completed its first phase of drilling on the Fox Spring Project.  Four reverse-circulation angle holes totaling 2500 feet were widely spaced along a zone of anomalous gold mineralization intermittently exposed over a length of roughly 9000 feet and width of nearly 2000 feet. Due to the general lack of outcrop exposure, the first phase of drilling was intended to help determine the overall extent and trend of mineralization. Mineralization was encountered in all 4 holes.

On January 16, 2013 the Company completed additional claim staking in the vicinity of the original Fox Spring claim-group.  The original LB/Vixen property and the additional claims were renamed as the Fox Spring Project with a total of 130 contiguous claims.

On April 5, 2013, the Company completed an Induced Polarization (“IP”) survey on the property as a follow-up to the 2012 Phase 1 drilling results on the LB/Vixen property and additional claim staking on its Fox Spring Project.  The IP survey covered approximately 1,200 acres mostly covered by alluvium in the southern half of the property area where previous drilling demonstrated significant gold mineralization associated with pyrite.

The planned work for the remainder of the year will be overseen by the Company’s President who has visited the Fox Spring Project several times, and will be undertaken largely by contractors.   The Company does not currently have any contracts or arrangements in place with any third parties for the planned work. The Company has received approval of its previous work plan from the Bureau of Land Management (“BLM”) and has paid the reclamation bond of $9,976.  The BLM is the government entity responsible for approving the drilling permit for the Company.  The Company has submitted its work plan for the 2013 exploration program and in June 2013 received approval for the next drill program.  The Company will pay the $1,841 on its reclamation bond within 60 days which will extend the Company’s exploration permit for two years.  The timing of the next phase of drilling will depend upon the Company’s ability to obtain the necessary financing.

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Financial Industry Regulatory Authority’s Over The Counter Bulletin Board (“OTCBB”) under the symbol “GRZG.” Trading of our common stock commenced on May 4, 2012. Prior to May 4, 2012 there was no active market for our common stock.

The following table sets forth the high and low closing prices of our common stock for the periods indicated:.
Fiscal Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2013	Fourth Quarter	$0.96	$0.23
	Third Quarter	$1,75	$0.30
	Second Quarter	$1.40	$0.80
	First Quarter	$0.85	$0.45

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On July 15, 2013, there were approximately twenty-four shareholders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of April 30, 2013, securities issued and securities available for future issuance under our 2012 Stock Option Plan were as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	900,000	$0.96	4,100,000

On August 20, 2012 the Company adopted its 2012 Stock Option Plan (“the 2012 Plan”).  The 2012 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2012 Plan, the granting of stock options, exercise prices and terms are determined by the Company's Board of Directors (the “Board”).  Options granted are not to exceed terms beyond five years.   On October 1, 2012 the Company granted 900,000 common stock options at a price $0.96.  Of the options granted, 100,000 have vested as of May 31, 2013.  The remaining options vest as to 200,000 on each of October 1, 2013 and 2014, 300,000 on October 2, 2015 and 100,000 October 1, 2016.

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

Item 7.                      Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements of the Company which are included elsewhere in this Form 10-K.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see Section 1A Risk Factors located in this Form 10-K.

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

Fox Spring Project

On May 1, 2011, the Company executed a property option agreement with NMP granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP on the LB-Vixen Property located in Humboldt County, Nevada.  The LB-Vixen Property is now part of the Company’s Fox Spring project which currently consists of 130 unpatented claims.  Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  In addition, the Company paid NMP $20,000 on May 1, 2012.  As a result of the Property not containing any known resources or reserves, the Company has written down its property option payments in aggregate of $40,000 in the statements of operations and comprehensive loss at April 30, 2013.

On May 9, 2013 the Company amended its Agreement with NMP.  The $60,000 property option payment originally due on May 1, 2013 has been amended as follows:

$20,000 is now due by May 15, 2013; and
$20,000 is now due by November 15, 2013; and
$20,000 is now due by May 1, 2014 to coincide with $45,000 anniversary payment due on that date.

All other terms of the Agreement remain unchanged.

The Company’s Board of Directors has approved a budget for the Property for calendar 2013 for total expenditures of $480,000.  The budget includes the following items:

Amount ($)
Annual claim fees – 2013	24,000
Exploration, drill program, and analysis	396,000
Option payment – 2014	60,000
480,000

The budget for the 2013 calendar year will include an induced polarization survey (completed in March 2013), additional claim staking (completed during the first three months of 2013), undertaking a reverse circulation drill program, and geochemistry.  The primary objective of the next twelve months is to complete a drill program on the Fox Spring Project.

On March 29, 2012, The Company completed the first phase of soil sampling on the Fox Spring Project. A total of 205 soil samples were collected, covering approximately 580 acres in the central and southern portion of the property.  Based on the results of these samples, the Company added 21 claims from the original 61-claim block.

On July 31, 2012, the Company completed its second phase of soil sampling on the Fox Spring Project.  Phase 2-soil sampling focused on and expanded from Phase 1 anomalous areas and helped fine-tune the drill targeting process.  An additional 166 soil samples were taken during this second phase of soil sampling along with 50 rock chip samples.

On November 8, 2012, the Company completed its first phase of drilling on the property.  Four reverse-circulation angle holes totaling 2500 feet were widely spaced along a zone of anomalous gold mineralization intermittently exposed over a length of roughly 9000 feet and width of nearly 2000 feet. Due to the general lack of outcrop exposure, the first phase of drilling was intended to help determine the overall extent and trend of mineralization. Mineralization was encountered in all 4 holes.

On January 16, 2013 the Company completed additional claim staking in the vicinity of the original LB-Vixen claim-group.  The original LB-Vixen property and the additional claims were renamed as the Fox Spring Project with a total of 130 contiguous claims.

On April 5, 2013, the Company completed an Induced Polarization (“IP”) survey on the Fox Spring Project as a follow-up to the 2012 Phase 1 drilling results on the property and additional claim staking on its Fox Spring Project.  The IP survey covered approximately 1200 acres mostly covered by alluvium in the southern half of the Fox Spring Project area where previous drilling demonstrated significant gold mineralization associated with pyrite.

The planned work for the remainder of the year will be overseen by the Company’s President who has visited the Fox Spring Project several times, and will be undertaken largely by contractors.   The Company does not currently have any contracts or arrangements in place with any third parties for the planned work. The Company has received approval of its previous work plan from the Bureau of Land Management (“BLM”) and has paid the reclamation bond of $9,976.  The BLM is the government entity responsible for approving the drilling permit for the Company.

The Company has submitted its work plan to the BLM for the 2013 exploration program and in June 2013 received approval for the next drill program.  The Company will pay additional $1,841 on its reclamation bond within 60 days which will extend the Company’s exploration permit for two years.  The timing of the next phase of drilling will depend upon the Company’s ability to obtain the necessary financing.

Results of Operations

The Year Ended April 30, 2013 compared to the Year Ended April 30, 2012

We did not earn any revenues during the years ended April 30, 2013 or 2012.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our Property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the year ended April 30, 2013 we had a net loss of $409,858 compared to $208,736 for the year ended April 30, 2012.  The increase in the net loss was largely due to an increase in expenses related to the Company’s recently-completed drill program on the Fox Spring Project and to stock-based compensation.   Mineral property exploration expenditures have increased in the current year to $231,985 compared to $100,254 for the prior year as a result of the drill program.  Of the $93,231 of stock-based compensation recognized for the year ended April 30, 2013, $83,247 was recognized as general and administrative and $9,984 was recognized as mineral property exploration expenditures.  No stock-based compensation expense was recognized in the prior period as no stock options had been granted at that time. General and administrative expenses increased to $157,873 for the year ended April 30, 2013 from $88,482 for the year ended April 30, 2012.  The increase was substantially due to the recognition of stock-based compensation of $83,247 in the current year as well the appointment of an additional member to the Company’s board of directors during the year ended April 30, 2013.

Liquidity and capital resources

We had working capital of $59,409 at April 30, 2013 consisting of cash of $69,052, prepaid expenses of $3,250 and total current liabilities of $12,893.

We anticipate that we will incur the following to April 30, 2014:

- $60,000 in connection with property option payments under the Company’s Fox Spring Project option agreement;
- $420,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreement;
-  $60,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $299,413 for the year ended April 30, 2013 while it was $182,183 for the year ended April 30, 2012.  The increase in cash used in operations was largely due to an increase in the net loss in fiscal 2013 to $409,858 from a net loss of $208,736 in fiscal 2012.  Partially offsetting the impact of the higher net loss was the recognition of $93,231 in stock-based compensation for the year ended April 30, 2013 while no stock-based compensation was recognized in the prior year.  Working capital changes for the year ended April 30, 2013 included an inflow of $295 from a decrease in prepaid expenses and an outflow of $3,081 from a decrease in accounts payable and accrued liabilities.  The comparable balances for the year ended April 30, 2012 was an outflow from an increase in prepaid expenses of $3,545 and an outflow of $10,098 from changes in accounts payable and accrued liabilities.  Cash flows from financing activities for the year ended April 30, 2013 were $250,000 received from the proceeds of a private placement, while during the year ended April 30, 2012 the Company received $350,000 from the proceeds of a private placement.  Investing activities for the year ended April 30, 2013 were the result of the write-down of the $20,000 property option payment on the Fox Spring Project and an increase in the Company’s Fox Spring Project reclamation bond of $3,822. For the year ended April 30, 2012 investing activities were the result of the $20,000 write-down of the initial payment under the Fox Spring Project option agreement and $6,154 relating to the initial portion of the Fox Spring Project bond.

The Company currently expects that it will need approximately $540,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000 and completed another financing on October 15, 2012 for total proceeds of $250,000.  However, the cash received from these financings is not sufficient to fund all of its planned operations for the next twelve months.  In order to continue to explore and develop its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s financial statements for the year ended April 30, 2013. While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

Item 7A                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                                Financial Statements

GRIZZLY GOLD CORP.

(formerly BCS SOLUTIONS, INC.)

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

April 30, 2013 and 2012

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
April 30, 2013 and 2012	F - 2

Statements of Operations for the
Years Ended April 30, 2013 and 2012 and the Cumulative Period from April 21, 2010 (inception) to April 30, 2013	F - 3

Statement of Stockholders’ Equity (Deficit)
Since April 21, 2010 (inception) to April 30, 2013	F - 4

Statements of Cash Flows for the
Years Ended April 30, 2013 and 2012 and the Cumulative Period from April 21, 2010 (inception) to April 30, 2013	F- 5

Notes to Financial Statements	F - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Grizzly Gold Corp.

We have audited the accompanying balance sheets of Grizzly Gold Corp. (a development stage Company) (the “Company”) as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended April 30, 2013 and 2012, and for the period April 21, 2010 (inception) through April 30, 2013. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grizzly Gold Corp. (a development stage Company) as of April 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended April 30, 2013 and 2012, and for the period April 21, 2010 (inception) through April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
July 19, 2013

1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847.524.0800
Fax: 847.524.1655

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
(An Exploration Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2013	2012
ASSETS
Current Assets
Cash	$69,052	$142,287
Prepaid expenses	3,250	3,545
Total Current Assets	72,302	145,832

Reclamation deposit (note 5)	9,976	6,154

Total Assets	$82,278	$151,986

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$12,893	$15,974
Total Current Liabilities	12,893	15,974

STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Common Stock, Par Value $0.0001
Authorized 300,000,000 shares,
48,150,000 shares issued and outstanding at
April 30, 2013 (April 30, 2012 – 47,900,000)	4,815	4,790
Paid-In Capital	709,416	366,210
Deficit Accumulated During the Exploration Stage	(644,846)	(234,988)
Total Stockholders’ Equity	69,385	136,012

Total Liabilities and Stockholders’ Equity	$82,278	$151,986

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			April 21, 2010
	For the Years Ended April 30,		(Inception) to
			April 30,
	2013	2012	2013
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross margin	—	—	—

Expenses
Mineral property exploration expenditures	231,985	100,254	335,463
General and administrative	157,873	88,482	269,383
Total Expenses	389,858	188,736	604,846
Net Loss from Operations	(389,858)	(188,736)	(604,846)

Other Income (Expense)
Interest	—	—	—
Net Other Income (Expense)	—	—	—

Write-down of mineral property acquisition payments	(20,000)	(20,000)	(40,000)

Net Loss	$(409,858)	$(208,736)	$(644,846)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding (1)	48,034,932	47,890,411

(1)  Reflects the 17:1 forward stock split completed on March 25, 2011.

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
				During
	Common Stock		Paid-In	Exploration
	Shares (1)	Par Value	Capital	Stage	Total
Balance at April 21, 2010 (inception)	—	$—	$—	$—	$—

Common Stock Issued to Founder
at $0.000044 per share, April 21, 2010	204,000,000	20,400	(11,400)	—	9,000

Net Loss	—	—	—	(3,608)	(3,608)

Balance April 30, 2010	204,000,000	$20,400	$(11,400)	$(3,608)	$5,392

Common Stock Issued at $0.00059 per share, October 20, 2010	20,400,000	2,040	9,960	—	12,000

Shares Returned for Cancellation, April 5, 2011	(180,000,000)	(18,000)	18,000	—	—

Net Loss	—	—	—	(22,644)	(22,644)

Balance April 30, 2011	44,400,000	$4,440	$16,560	$(26,252)	$(5,252)

Common Stock Issued at $0.10 per share, May 1, 2011	3,500,000	350	349,650	—	350,000

Net Loss	—	—	—	(208,736)	(208,736)

Balance April 30, 2012	47,900,000	$4,790	$366,210	$(234,988)	$136,012

Common Stock Issued at $1.00 per share, October 15, 2012	250,000	25	249,975	—	250,000

Stock-based Compensation	—	—	93,231	—	93,231

Net Loss	—	—	—	(409,858)	(409,858)

Balance April 30, 2013	48,150,000	$4,815	$709,416	$(644,846)	$69,385

(1)  Reflects the 17:1 forward stock split completed on March 25, 2011 (note 6).

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
	For the Years Ended April 30,		April 21, 2010
			(Inception) to
	2013	2012	April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(409,858)	$(208,736)	$(644,846)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	93,231	—	93,231
Write-down of mineral property acquisition costs	20,000	20,000	40,000
Change in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses	295	(3,545)	(3,250)
Increase (decrease) in accounts payable and accrued liabilities	(3,081)	10,098	12,893
Net Cash Used in Operating Activities	(299,413)	(182,183)	(501,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property acquisition costs	(20,000)	(20,000)	(40,000)
Reclamation deposit	(3,822)	(6,154)	(9,976)
Net Cash Used in Investing Activities	(23,822)	(26,154)	(49,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	250,000	350,000	621,000
Net Cash Provided by Financing Activities	250,000	350,000	621,000

Net Increase in
Cash and Cash Equivalents	(73,235)	141,663	69,052
Cash and Cash Equivalents
at Beginning of Period	142,287	624	—
Cash and Cash Equivalents
at End of Period	$69,052	$142,287	$69,052

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
	For the Years Ended April 30,		April 21, 2010
(Inception) to
	2013	2012	April 30, 2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.
(formerly BCS SOLUTIONS, INC.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Grizzly Gold Corp. (formerly BCS Solutions, Inc.) (an exploration stage company) (the "Company")  was incorporated in the State of Florida on April 21, 2010.   The Company was formed to offer small and medium-sized businesses services that reduced invoicing expenses, sped up receipt of monies, and allowed authorization and recovery of paper drafts. The company intended to provide instant cash flow for small and medium-sized businesses and reduce expenses associated with invoicing with services that included pre-authorized checking, electronic payments, electronic check conversion, electronic check recovery, and telephone checks.

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

Nature of Operations

The Company is in the exploration stage and has no products or services as of April 30, 2013.  We are currently a exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to a point where we believe maximum shareholder returns can be realized. We currently have one property under option which is located in Humboldt County, Nevada.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $644,846 for the period from April 21, 2010 (inception) to April 30, 2013, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  The Company expects that it will need approximately $540,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing on May 1, 2011 for total proceeds of $350,000 and another financing on October 15, 2012 for total proceeds of $250,000.  However, the cash received from these financings is not sufficient to fund all of the Company’s planned operations for the next twelve months.  In order to continue to explore its property the Company will need to obtain additional financing.  Management may in the future seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized. .  If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

Loss Per Share

Loss per share is calculated based on the weighted average number of common shares outstanding. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s stock options is anti-dilutive. At April 30, 2013, potential common shares of 900,000 (April 30, 2012 – nil) related to outstanding stock options were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2013.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended April 30, 2013 or for years ended April 30, 2013 or 2012. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended April 30, 2013 and 2012 there were no income tax or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2011 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

NOTE 4 – MINERAL EXPLORATION PROPERTY

Fox Spring Project Option Agreement

On May 1, 2011, the Company executed a property option agreement (the “Agreement”) with Nevada Mine Properties II, Inc. (“NMP”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company.  The property known as the Fox Spring Project (formerly known as the LB-Vixen Property) is located in Humboldt County, Nevada and currently consists of 130 unpatented claims (the “Property”).  Annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

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

Upon execution of the Agreement, we paid NMP $20,000 and reimbursed them $7,065 in claim fees and property holding costs.  In addition, the Company paid NMP $20,000 on May 1, 2012.  As a result of the Property not containing any known resources or reserves, the Company has written down its property option payments in aggregate of $40,000 in the statements of operations and comprehensive loss at April 30, 2013.

On May 9, 2013 the Company amended its Agreement with NMP.  The $60,000 property option payment originally due on May 1, 2013 has been amended as follows:

$20,000 is now due by May 15, 2013; and
$20,000 is now due by November 15, 2013; and
$20,000 is now due by May 1, 2014 to coincide with $45,000 anniversary payment due on that date.

All other terms of the Agreement remain unchanged.

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

NOTE 5 – RECLAMATION DEPOSIT

The Company has paid a $9,976 reclamation deposit to the Bureau of Land Management (“BLM”) on its Fox Springs LB-Vixen property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

During the year ended April 30, 2013, the Company granted 900,000 (April 30, 2012 – nil) stock options to various consultants at an exercise price of $0.96 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options using the following grant date assumptions:

Risk Free Rate	0.15%
Weighted Average Expected Life	3.6 years
Expected Volatility of Stock (Based on Historical Volatility)	110%
Expected Dividend yield of Stock	0.00

The vesting period for some of these options is up to four years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of a $93,231 (April 30, 2012 – nil) in expense for the year ended April 30, 2013 with $9,985 being recognized as mineral property exploration expenditures and $83,246 bring recognized as general and administrative.

The following table sets forth the options outstanding under the 2012 Plan as of April 30, 2013:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price $
Balance, April 30, 2012	-	-	-
Approval of 2012 Plan	5,000,000	-	-
Options granted	(900,000)	900,000	0.96
Balance, April 30, 2013	4,100,000	900,000	0.96

The following table summarizes information concerning outstanding and exercisable common stock options under the 2012 Plan at April 30, 2013:

Exercise Price	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.96	900,000	4.42	$ 0.96	100,000	$ 0.96
	900,000			100,000

The aggregate intrinsic value of stock options outstanding at April 30, 2013 was $0 and the aggregate intrinsic value of stock options exercisable at April 30, 2013 was also $0.  No stock options were exercised during the year ended April 30, 2013.  As of April 30, 2013 there was $51,969 in unrecognized compensation expense that will be recognized over the next 3.25 years.

A summary of status of the Company’s unvested stock options as of April 30, 2013 under the 2012 Plan is presented below:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Grant Date Fair Value $
Unvested at April 30, 2012	-	-	-
Granted	900,000	0.96	0.67
Vested	(100,000)	0.96	0.70
Unvested at April 30, 2013	800,000	0.96	0.67

NOTE 7 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2013	2012
Income tax expense (asset) at statutory rate	187,549	79,896
Less: valuation allowance	(187,549)	(79,896)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2012 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2013	2012
Computed expected tax benefit	139,352	70,970
Permanent differences	(31,699)	-
Change in valuation allowance	(107,653)	(70,970)
Income tax provision	-	-

As of April 30, 2013, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $551,600 (2012 - $235,000) which begin expiring in 2030.

NOTE 8 - RELATED PARTY TRANSACTIONS

Commencing April 5, 2011and August 3, 2012 respectively, the Company began paying two of its directors $500 per month to serve on its Board of Directors.  In addition, commencing December 1, 2011, the Company began paying its President and CEO $500 per month to serve on its Board of Directors.  All directors’ fee payments are made quarterly in advance.  The total amount paid for directors’ fees for the year ended April 30, 2013 was $16,500 (2012 - $8,500).

The Company also has a consulting agreement with its President and CEO to provide a variety of services including planning and conducting its exploration programs, assisting with the identification and assessment of properties for potential acquisition or option by the Company, and for geological and administrative services provided to the Company.  The Company paid $30,400 in fees to the Company’s President and CEO under this agreement for the year ended April 30, 2013 (2012 - $20,650).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On May 1, 2012 the Company entered into a one year lease for its shared office space at a rate of $175 per month.

Item 9.                                Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                      Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2013, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of April 30, 2013 the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

None
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

Name	Position Held with the Company	Age	Date First Appointed
Paul Strobel	Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer and Director	66	April 5, 2011
Jeoffrey Avancena	Secretary and Director	35	April 5, 2011
James Poulter	Director	65	August 3, 2012

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

James Poulter is a licensed and certified professional geologist with over 40 years of exploration experience.  From 2005 to present he has worked as a consultant for several junior exploration companies with a focus on Mexico and Arizona.  In addition, since 2005 he has served as the Exploration Manager for Zaruma Resources Inc. (formerly Laminco Resources Inc.).  He obtained a Bachelor of Science degree in geology from the University of Idaho in 1971.  He is a Licensed Professional Geologist in the State of Wyoming.  In addition he is a Certified Professional Geologist with the American Institute of Professional Geologists and a member of the Society of Economic Geologists. Mr. Poulter was elected to the Board of Directors due to his industry experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended April 30, 2013, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics

In April 2010 we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our sole officer and director. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,
•	full, fair, accurate, timely and understandable disclosure in regulatory
•	filings and public statements,
•	compliance with applicable laws, rules and regulations,
•	the prompt reporting violation of the code, and
•	accountability for adherence to the code.

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
Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended April 30, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer (“Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2013 or 2012 periods.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Paul Strobel	2013	0	0	0	0	0	0	36,400(1)	36,400
President, Chief	2012	0	0	0	0	0	0	23,150(2)	23,150
Executive Officer

(1)
Represents (i) $30,400 paid to Mr. Strobel for fees pursuant to his Service Agreement and an aggregate of (ii) $6,000 in directors fees. Commencing December 1, 2011, the Company began paying Mr. Strobel $500 per month to serve on its Board of Directors.

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

Outstanding Equity Awards

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our Named Executive Officer as of April 30, 2013:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Paul Strobel	100,000	400,000	$0.96	October 1, 2017

(1)  Such options vest as to 100,000 shares subject to the option on October 1, 2012, the date of grant, and vest as to 100,000 shares subject to the option on each of October 1, 2013, 2014, 2015, and 2016.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Jeoffrey Avancena	2013	6,000	0	0	0	0	0	6,000
	2012	6,000	0	0	0	0	0	6,000
James Poulter	2013	4,500	0	0	0	0	0	4,500
	2012	0	0	0	0	0	0	0

Commencing April 5, 2011 and August 3, 2012, the Company began paying Jeoffrey Avancena and James Poulter $500 per month, respectively, to serve on the Board of Directors.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of July 19, 2013, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 48,150,000 shares of Common Stock which are issued and outstanding as of July19, 2013.  Unless indicated otherwise, all addresses below are c/o Grizzly Gold Corp., 9120 Double Diamond Pkwy, Suite 3889, Reno, Nevada, 89521.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Jeoffrey Avancena	24,000,000	50%
Paul Strobel (1)	100,000	*
James Poulter	0	0
Directors and Officers as a Group (2 individuals)	24,100,000	50%

(1)	Represents shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.

* Represents less than 1%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

On April 7, 2011, we entered into the Service Agreement with Western Resource Consultants of which Mr. Strobel is managing member, for the provision of services with respect to planning and managing the Company’s exploration programs, assisting the Company with identifying and assessing potential property acquisitions, and performing various administrative functions. The Service Agreement will remain in effect so long as Mr. Strobel serves on the Company’s Board of Directors. Under the Service Agreement, geologist services by Mr. Strobel will be paid at an hourly rate of $100 (or $600 for an 8-hour day) and technical and clerical personnel will be paid at an hourly rate of $50 (or $300 for an 8-hour day).  Subcontracted services will be invoiced at cost plus 15%. The Service Agreement was amended on December 1, 2011 to include paying Mr. Strobel $500 per month to serve as a member of the Company’s Board of Directors. All other provisions remain unchanged.

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

Item 14.                      Principal Accounting Fees and Services

Lake and Associates, CPA’s has been the independent registered public accounting firm for the Company since inception on April 21, 2010.  Fees billed to the Company for the fiscal years ending April 30, 2013 and 2012 are set forth below:

	Fiscal year ending April 30, 2013	Fiscal year ending April 30, 2012
Audit Fees	$17,000	$14,250
Audit Related Fees	0	2,000
Tax Fees	400	400
All Other Fees	0	0

The audit related fees are for a consent letter issued as part of the Company’s Form S-1 registration statement.  As of April 30, 2013, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.2	By-Laws of Registrant. (2)
4.1	Form of stock certificate. (3)
10.1	LB/Vixen Property Option Agreement dated May 1, 2011 by and between BCS Solutions, Inc. and Nevada Mine Properties II, Inc. (4)
10.2	Form of Regulation S Subscription Agreement (4)
10.3	Amended Service Agreement dated December 1, 2011 by and between Paul Strobel and Grizzly Gold Corp. (6)
10.4	Service Agreement dated August 3, 2012 between James Poulter and the Company (7)
14.1	Code of Business Ethics and Conduct (5)
31	Rule 13a-14(a)/15d14(a) Certifications *
32	Section 1350 Certifications *
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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
(5) Previously filed with the Company’s Form 10-K submitted to the SEC on August 9, 2011.
(6) Previously filed with the Company’s Form 10-K submitted to the SEC on July 25, 2012.
(7) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2012.
*Filed herewith.
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

GRIZZLY GOLD CORP.

Dated: July 19, 2013	By: /s/ Paul Strobel
Name: Paul Strobel
Title: President, Chief Executive and Operating Officer, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Paul Strobel Paul Strobel	Director, President, Chief Executive and Operating Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)	July 19, 2013

/s/ Jeoffrey Avancena Jeoffrey Avancena	Secretary and Director	July 19, 2013

/s/ James Poulter James Poulter	Director	July 19, 2013