Form 10-Q
period 2013-07-31
Grizzly Gold Corp.
filed 2013-09-16
CIK 1492541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,250,000 shares of common stock, $0.0001 par value, issued and outstanding as of September 16, 2013.

TABLE OF CONTENTS

Page

PART I – Financial Information	3

Item 1. Financial Statements	3
Balance Sheets July 31, 2013 (unaudited), and April 30, 2013	3
Statements of Operations (unaudited) for the three-month periods ended July 31, 2013 and 2012 and for the period from April 21, 2010 (inception) to July 31, 2013	4
Statements of Cash Flows (unaudited) for the three-month periods ended July 31, 2013 and 2012 and for the period from April 21, 2010 (inception) to July 31, 2013	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	13

PART II – Other Information	13

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	14

PART I – Financial Information

Item 1.  Financial Statements

GRIZZLY GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	July 31,	April 30,
	2013	2013
	(unaudited)	(restated)
ASSETS

Current assets
Cash	$9,044	$69,052
Prepaid expenses	6,899	3,250
Total current assets	15,943	72,302
Other assets
Reclamation Deposit	9,976	9,976
Mineral property acquisition rights (restated)	60,000	40,000
Total other assets	69,976	49,976

Total Assets	$85,919	$122,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,744	$3,393
Accrued liabilities	–	9,500
	5,744	12,893

STOCKHOLDERS' EQUITY
Common Stock, par value $0.0001; 300,000,000 shares authorized; 48,150,000 issued and outstanding at July 31 and April 30, 2013	4,815	4,815
Additional paid-in capital (restated)	745,973	728,275
Deficit accumulated during exploration stage (restated)	(670,613)	(623,705)
Total stockholder's equity	80,175	109,385

Total liabilities and stockholder's equity	$85,919	$122,278

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

			Inception
	Three Months Ended July 31,		April 21, 2010
	2013	2012	to July 31, 2013
	(unaudited)	(restated)	(restated)
Revenues	–	–	–

Expenses
Mineral property exploration expenditures	15,965	29,917	341,443
General and administrative (restated)	30,943	12,839	329,170
Impairment of mineral property acquisition rights (restated)		–	–
Net loss from Operations	(46,908)	(42,756)	(670,613)

Net Loss	(46,908)	(42,756)	(670,613)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of shares outstanding	48,150,000	47,900,000

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

			Inception
	Three Months Ended July 31,		April 21, 2010
	2013	2012	to July 31, 2013
	(unaudited)	(restated)	(restated)
Cash flows from operating activities
Net loss for the period	$(46,908)	$(42,756)	(670,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation (restated)	17,698	–	129,788
Impairment of mineral property acquisition rights (restated)	–	–	–
Change in Prepaid Expenses	(3,649)	(3,656)	(6,899)
Change in Accounts Payable & Accrued Liabilities	(7,149)	4,174	5,744
Net cash used in operating activities	(40,008)	(42,238)	(541,980)

Cash flows from investing activities	–
Payments on mineral property acquisition rights	(20,000)	(20,000)	(60,000)
Payments for reclamation deposit	–	(3,822)	(9,976)
Net cash used in investing activities	(20,000)	(23,822)	(69,976)

Cash flows from financing activities
Proceeds from Sale of Common Stock	–	–	621,000
Net cash provided by financing activities	–	–	621,000

Increase (decrease) in cash	(60,008)	(66,060)	9,044
Cash, beginning of period	69,052	142,287	–

Cash, end of period	$9,044	$76,227	9,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.

An Exploration Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Grizzly Gold Corp. (an exploration stage company) (the "Company") was incorporated in the State of Florida on April 21, 2010 under the name BCS Solutions, Inc. In July 2011 we changed our name to Grizzly Gold Corp. and we re-incorporated in the State of Nevada.

We are currently an exploration stage company as defined by the United States Generally Accepted Accounting Principles (“US GAAP”) engaged in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to a point where we believe maximum shareholder returns can be realized. We currently have one property under option which is located in Humboldt County, Nevada. We currently do not have any proven and probable reserves nor have we generated any revenues since our inception.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2013, are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, along with the applicable restatement discussion contained in Note 7 below.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred a net loss of $670,613 for the period from April 21, 2010 (inception) to July 31, 2013, and have not generated any revenue since inception. Our future is dependent upon our ability to obtain future financing and upon future profitable operations from the development of our mineral property. We expect we will need approximately $530,000 to fund our operations during the next twelve months which will include property option payments, exploration and drilling, and general and administrative costs.

In order to continue to develop our property we will need to obtain additional financing. Management may in the future seek additional capital through private placements and public offerings of common stock, although there are no assurances these plans will be realized. If we are unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to the impairment of long-lived assets and accrued liabilities. Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. As of July 31, 2013 we did not hold any cash equivalents.

Concentration of Credit Risk

We maintain all of our cash with one financial institution in the form of a demand deposit.

Exploration and Development Costs

Mineral property interests include optioned, leased, and acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was optioned or acquired, either as an individual asset or as a part of a business combination. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company periodically evaluates, at least annually, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, reclamation deposits, and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

NOTE 4 – MINERAL EXPLORATION PROPERTY

Fox Spring Project

On May 1, 2011, we executed a property option agreement (the “Agreement”) with Nevada Mine Properties II, Inc. (“NMPII”) granting us the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMPII, a natural resource exploration company. The property known as the Fox Spring Project (formerly known as the LB/Vixen Property) is located in Humboldt County, Nevada and currently consists of 130 unpatented claims (the ‘Property”). The remaining annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

	Property	Work
	Payments	Expenditures
By November 15, 2013	$20,000	$-
By May 1, 2014	65,000	200,000
By May 1, 2015	60,000	250,000
By May 1, 2016	70,000	250,000
By May 1, 2017	80,000	300,000
By May 1, 2018	90,000	300,000
By May 1, 2019	100,000	350,000
By May 1, 2020	100,000	400,000
By May 1, 2021	250,000	750,000

	$835,000	$2,800,000

In addition to the above payment requirements, NMPII retained a 3% royalty of the aggregate proceeds received by us from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

We have a one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to two thirds (66.7%) of NMPII’s royalty (i.e. an amount equal to 2% of the royalty) for $3,000,000.

During the three months ended July 31, 2013 we paid NMPII $20,000 in accordance with the terms of our acquisition agreement associated with the Fox Spring Project.

NOTE 5 – RECLAMATION DEPOSIT

We have paid a $9,976 reclamation deposit to the Bureau of Land Management (“BLM”) on the Fox Spring Project. The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of our planned drill program.

NOTE 6 – STOCKHOLDERS’ EQUITY

As of July 31, 2013, the Company had 48,150,000 shares of common stock. For details associated with our common stock issuances prior to the three months ended July 31, 2013 please refer to our Form 10-K for the fiscal year ended April 30, 2013 and the applicable restatement thereto contained in Note 7 below.

During the three months ended July 31, 2013 we did not issue any shares of our common stock.

2012 Stock Option Plan

During the three months ended July 31, 2013 we did not issue any additional options under the Plan. We recognized $17,698 of stock based compensation for previously issued options that vested during the three months ended July 31, 2013 and no options were forfeited.

NOTE 7 – RESTATEMENT

During the three months ended July 31, 2013 our management along with our Board of Directors, determined that our previously issued financial statements from inception to April 30, 2013 contained certain errors.

In prior periods, the Company capitalized, as property acquisition costs, the required property option payments for the Fox Spring Project and correspondingly recognized an immediate impairment expense associated with these payments. Upon further review, our management determined there were no supportable indicators for impairment through the date of this report as the Company is continuing to aggressively explore the Fox Spring Project since initial surveys conducted on the Property indicate mineral deposits may exist (although not assured). In addition, the land and mineral owners were granted unvested and forfeitable stock options as part of the 2012 Stock Option Plan that should not have been recognized until the completion of the performance commitment (vesting date).

The Company also discovered certain errors related to the valuation and recognition of stock based compensation. The Company previously re-valued unvested options granted to employees subsequent to the initial grant date. The Company has included the restatements associated with recognizing stock based compensation based on the grant date fair value over the requisite service period.

The following tables show the impacts of restating our previously issued financial statements by period.

BALANCE SHEET	April 30, 2013 as Restated	April 30, 2013 as Previously Reported	Change
ASSETS:
Mineral property acquisition rights	$40,000	$ -	$40,000

STOCKHOLDERS’ EQUITY:
Additional Paid in Capital	$728,275	$709,416	$18,859
Deficit accumulated during exploration stage	$(623,705)	$(644,846)	$21,141

STATEMENT OF OPERATIONS:	Inception to April 30, 2013 Restated	Inception to April 30, 2013 As Previously Reported	Change
EXPENSES:
General and administrative	$288,242	$269,383	$18,859
Impairment of mineral property acquisition payments	$ -	$40,000	$(40,000)
Net Loss	$623,705	$644,846	$(21,141)

STATEMENT OF OPERATIONS:	Three Months Ended July 31, 2012 Restated	Three Months Ended July 31, 2012 As Previously Reported	Change
EXPENSES:
Impairment of mineral property acquisition payments	$ -	$20,000	$(20,000)
Net Loss	$ 42,756	$62,756	$(20,000)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the quarters ended July 31, 2013 and 2012 the Company paid a geological consulting firm controlled by our President and CEO $15,965 and $6,000, respectively, related to the on-going exploration activities associated with our Fox Spring Project.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Grizzly Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2013 filed by the Company with the Securities and Exchange Commission.

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We believe that optioning or selling a deposit found by us to these major mining companies would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and would also provide future capital for the Company to continue operations. As of the date of this report we have not entered into operational agreements with major mining companies.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties or the staking of lode claims on prospective open ground. To date we have one property under option. The property has been named the Fox Spring Project. We have conducted significant exploration on the property through an exploration program that included mapping, sampling, surveying and a first phase of drilling on the property in 2012. An IP survey was conducted on the property in the spring of 2013 and we intend to begin phase II of our drilling program in October or November of 2013. Results of exploration efforts thus far indicate a mineral deposit may exist on the property. However, there is no assurance that a commercially viable mineral deposit exists on our property at the present stage of exploration. Further exploration will be required before a final evaluation as to the economic feasibility can be determined.

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

Plan of Operation

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels which currently consists of our sole executive officer. We believe outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

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

Fox Spring Project

The Company’s Board of Directors has approved a budget for the Property for total expenditures of $375,000 for the next twelve months. The budget includes the following items:

Amount ($)

Annual claim fees – 2013	10,000
Exploration, drill program, and analysis	280,000
Option payment – to May 2014	85,000
375,000

The budget for the next twelve months will include undertaking a second phase drill program and prospecting the immediate area near the Fox Spring Project to identify additional areas of possible mineralization. The primary objective of the next twelve months is to complete the second phase drill program on the Fox Spring Project.

The planned work will be overseen by the Company’s President who has visited the Property several times, and will be undertaken largely by contractors. The Company does not currently have any contracts or arrangements in place with any third parties for the planned work. In 2012 the Company conducted significant exploration on the property through an exploration program that included mapping, sampling, surveying and a first phase of drilling on the property. An IP survey was conducted on the property in the spring of 2013. Exploration work completed thus far helped fine-tune the second phase drill targeting process on the Fox Spring Project.

The Company has received approval of its initial work plan from the Bureau of Land Management (“BLM”). The Company is currently seeking proposals from contract drillers and currently expects to begin Phase II drilling in October or November 2013.

Results of Operations

We have not recognized any revenues from our inception on April 21, 2010 through July 31, 2013. We do not anticipate recognizing revenues until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the quarter ended July 31, 2013 we had a net loss of $46,908 compared to $42,756 for the comparable period ended July 31, 2012. Our general and administrative costs increased by $18,104 primarily associated with stock based compensation under our 2012 Stock Option Plan that was not adopted until the second quarter of 2012. We expect our general and administrative costs to remain relatively flat until while being in our current stage of exploration which is expected to be at least through the end of our current fiscal year.

During the quarter ended July 31, 2013 as compared to the same period in 2012 we reduced our mineral property exploration expenditures by approximately 47% to $15,965. Mineral property exploration expenditures have decreased in the current period as a result of the Company completing Phase I of the drilling program in the prior periods with Phase II scheduled to commence in October or November of 2013. Our management estimates the cost of our planned Phase II drill program to be approximately $280,000.

Liquidity and capital resources

We had working capital of $10,199 at July 31, 2013.

We anticipate that we will incur the following to July 31, 2014:

-	$85,000 in connection with property option payments under the Company’s Fox Spring Project (formerly known as the LB/Vixen option agreement);

-	$290,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreement;

-	$155,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $40,008 for the quarter ended July 31, 2013. Cash used in operations was primarily related to the payment of our obligations as incurred inclusive of a decrease of $7,149 of obligations that were outstanding as of April 30, 2013.

Cash used in investing activities of $20,000 was the result of making the required option payment on our Fox Spring Project.

We did not generate or use any cash in financing activities for the quarter ended July 31, 2013.

The Company currently expects that it will need approximately $530,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.

We are currently in the process of obtaining additional funds through private placements of our common stock and as of the date of this report we have sold 100,000 unregistered shares of common stock at $0.25 per share for cash totaling $25,000. This cash received is not sufficient to fund our planned operations for the next twelve months. In order to continue to explore and develop our property we will need to obtain additional financing. Management continues to seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management’s plans will be realized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 26, 2013 the Company sold 100,000 shares of common stock in a private placement transaction at $0.25 per share for total cash consideration of $25,000.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The issuance of stock that was exempt under Section 4(a)(2) was a private offering to accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act. The recipient of securities in this transaction had adequate access, through business or other relationships, to information about us.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

The Company does not have any mining operations.

Item 5.  Other information

None.

Item 6.  Exhibits

Exhibit 31	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: September 16, 2013 GRIZZLY GOLD CORP. By: /s/ Paul Strobel Paul Strobel President, Chief Executive Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)

