Form 10-Q
period 2013-10-31
Grizzly Gold Corp.
filed 2013-12-23
CIK 1492541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended October 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,400,000 shares of common stock, $0.0001 par value, issued and outstanding as of December 20, 2013.

TABLE OF CONTENTS

Page

PART I - Financial Information

Item 1. Financial Statements	3
Balance Sheets October 31, 2013 (unaudited), and April 30, 2013	3
Statements of Operations (unaudited) for the three and six month periods ended October 31, 2013 and 2012 and for the period from April 21, 2010 (inception) to October 31, 2013	4
Statements of Cash Flows (unaudited) for the three and six month periods ended October 31, 2013 and 2012 and for the period from April 21, 2010 (inception) to October 31, 2013	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operations	10
Item 3 Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13

PART II – Other Information

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

Item 1. Financial Statements

GRIZZLY GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(expressed in US Dollars)

ASSETS
	October 31,	April 30,
	2013	2013
	(unaudited)	(restated)
Current assets
Cash	$3,332	$69,052
Prepaid expenses	5,849	3,250
Total current assets	9,181	72,302
Other assets
Reclamation Deposit	11,817	9,976
Mineral property acquisition rights (restated)	66,440	40,000
Total other assets	78,257	49,976

Total Assets	$87,438	$122,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$10,431	$3,393
Accured liabilities	–	9,500
	10,431	12,893

STOCKHOLDERS' EQUITY
Common Stock, par value $0.0001; 300,000,000 shares authorized; 48,400,000 and 48,150,000 issued and outstanding at October 31 and April 30, 2013	4,818	4,815
Additional paid-in capital (restated)	795,109	728,275
Deficit accumulated during exploration stage (restated)	(722,919)	(623,705)
Total stockholder's equity	77,007	109,385

Total liabilities and stockholder's equity	$87,438	$122,278

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in US Dollars)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		Inception April 21, 2010 to October 31,
	2013	2012	2013	2012	2013
		(restated)		(restated)	(restated)
Revenues	–	–	–	–	–

Expenses
Mineral property exploration expenditures	7,016	132,981	22,981	162,898	348,459
General and administrative (restated)	45,290	77,957	76,233	90,796	374,460
Impairment of mineral property acquisition rights (restated)	–	–	–	–	–
Net loss from Operations	(52,306)	(210,938)	(99,214)	(253,694)	(722,919)

Net Loss	(52,306)	(210,938)	(99,214)	(253,694)	(722,919)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	48,199,451	47,943,478	48,300,815	47,921,739

The accompanying notes are an integral part of these financial statements.

GRIZZLY GOLD CORP.

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	Six Months Ended October 31,		Inception April 21, 2010 to October 31,
	2013	2012	2013
		(restated)	(restated)
Cash flows from operating activities
Net loss for the period	$(99,214)	$(253,694)	(722,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation (restated)	35,396	76,693	147,486
Impairment of mineral property acquisition rights (restated)	–	–	–
Change in Prepaid Expenses	(2,599)	(1,813)	(5,849)
Change in Accounts Payable & Accrued Liabilities	(2,462)	27,155	10,431
Net cash used in operating activities	(68,879)	(151,659)	(570,851)

Cash flows from investing activities
Payments on mineral property acquisition rights	(20,000)	(20,000)	(60,000)
Payments for reclamation deposit	(1,841)	(3,822)	(11,817)
Net cash used in investing activities	(21,841)	(23,822)	(71,817)

Cash flows from financing activites
Proceeds from Sale of Common Stock	25,000	250,000	646,000
Net cash provided by financing activities	25,000	250,000	646,000

Increase (decrease) in cash	(65,720)	74,519	3,332
Cash, beginning of period	69,052	142,287	–

Cash, end of period	$3,332	$216,806	3,332

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended October 31,		Inception April 21, 2010 to October 31,
	2013	2012	2013
		(restated)	(restated)
Cash paid during the period for:
Interest	$–	$–	$–
Income Taxes	$–	$–	$–

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended October 31, 2013, are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, along with the applicable restatement discussion contained in Note 7 below.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred a net loss of $722,919 for the period from April 21, 2010 (inception) to October 31, 2013, and have not generated any revenue since inception. Our future is dependent upon our ability to obtain future financing and upon future profitable operations from the development of our mineral property. We expect we will need approximately $530,000 to fund our operations during the next twelve months which will include property option payments, exploration and drilling, and general and administrative costs.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. As of October 31, 2013 we did not hold any cash equivalents.

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

NOTE 4 – MINERAL EXPLORATION PROPERTY

Fox Spring Project

On May 1, 2011, we executed a property option agreement (the “Agreement”) with Nevada Mine Properties II, Inc. (“NMPII”) granting us the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMPII, a natural resource exploration company. The property known as the LB/Vixen Property is located in Humboldt County, Nevada and currently consists of 86 unpatented claims (the ‘Property”). Annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

	Property	Work
	Payments	Expenditures
By January 31, 2014	$20,000	$-
By May 1, 2014	45,000	200,000
By May 1, 2015	60,000	250,000
By May 1, 2016	70,000	250,000
By May 1, 2017	80,000	300,000
By May 1, 2018	90,000	300,000
By May 1, 2019	100,000	350,000
By May 1, 2020	100,000	400,000
By May 1, 2021	250,000	750,000

	$815,000	$2,800,000

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

During the six months ended October 31, 2013 we paid NMPII $20,000 in accordance with the terms of our acquisition agreement and capitalized $26,440 of stock based payments associated with the Fox Spring Project.

NOTE 5 – RECLAMATION DEPOSIT

We have paid a $11,817 reclamation deposit to the Bureau of Land Management (“BLM”) on the Fox Spring Project. The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of our planned drill program.

NOTE 6 – STOCKHOLDERS’ EQUITY

As of October 31, 2013, the Company had 48,400,000 shares of common stock issued and outstanding. For details associated with our common stock issuances prior to the six months ended October 31, 2013 please refer to our Form 10-K for the fiscal year ended April 30, 2013.

During the six months ended October 31, 2013 we issued 250,000 shares of our common stock for $25,000 cash.

2012 Stock Option Plan

During the six months ended October 31, 2013 we did not issue any additional options under the Plan. We recognized $41,836 of cost, of which $6,440 was capitalized as mineral property acquisition costs, in stock based compensation for previously issued options that vested during the six months ended October 31, 2013 and no options were forfeited.

NOTE 7 – RESTATEMENT

During the six months ended October 31, 2013 our management along with our Board of Directors, determined that our previously issued financial statements from inception to April 30, 2013 contained certain errors.

In prior periods, the Company capitalized, as property acquisition costs, the required property option payments for the Fox Spring Project and correspondingly recognized an immediate impairment expense associated with these payments. Upon further review, our management determined there were no supportable indicators for impairment through the date of this report as the Company is continuing to aggressively explore the Fox Spring Project. In addition, the land and mineral owners were issued stock option as part of the 2012 Stock Option Plan that should have been capitalized as part of the property acquisition costs.

The Company also discovered certain errors related to the valuation and recognition of stock based compensation. The Company previously re-valued unvested options granted to employees subsequent to the initial grant date. The Company has included the restatements associated with recognizing stock based compensation based on the grant date fair value over the requisite service period.

The following tables show the impacts of restating our previously issued financial statements by period.

BALANCE SHEET	April 30, 2013 as Restated	April 30, 2013 as Previously Reported	Change
ASSETS:
Mineral property acquisition rights	$40,000	$–	$40,000

STOCKHOLDERS’ EQUITY:
Additional Paid in Capital	$728,275	$709,416	$18,859
Deficit accumulated during exploration stage	$(623,705)	$(644,846)	$21,141

STATEMENT OF OPERATIONS:	Inception to April 30, 2013 Restated	Inception to April 30, 2013 As Previously Reported	Change
EXPENSES:
General and administrative	$288,242	$269,383	$18,859
Impairment of mineral property acquisition payments	$–	$40,000	$(40,000)
Net Loss	$623,705	$644,846	$(21,141)

STATEMENT OF OPERATIONS:	Three Months Ended October 31, 2012 Restated	Three Months Ended October 31, 2012 As Previously Reported	Change
EXPENSES:
Impairment of mineral property acquisition payments	$–	$–	$–
Net Loss	$210,938	$240,537	$(29,599)

STATEMENT OF OPERATIONS:	Six Months Ended October 31, 2012 Restated	Six Months Ended October 31, 2012 As Previously Reported	Change
EXPENSES:
Impairment of mineral property acquisition payments	$–	$20,000	$(20,000)
Net Loss	$253,694	$283,293	$(29,599)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the quarters ended October 31, 2013 and 2012 the Company paid a geological consulting firm controlled by our President and CEO $22,516 and $18,300, respectively, related to the on-going exploration activities associated with our Fox Spring Project.

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Grizzly Gold Corp. (the "Company"), which are included elsewhere in this Form 10-Q. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2013 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector is gold. We do not consider ourselves a "blank check" company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties or the staking of lode claims on prospective open ground. To date we have one property under option. The property has been named the Fox Spring Project. We have conducted significant exploration on the property through an exploration program that included mapping, sampling, surveying and a first phase of drilling on the property in 2012. An IP survey was conducted on the property in the spring of 2013 and we intend to begin phase II of our drilling program in the spring of 2014. Results of exploration efforts thus far indicate a mineral deposit may exist on the property. However, there is no assurance that a commercially viable mineral deposit exists on our property at the present stage of exploration. Further exploration will be required before a final evaluation as to the economic feasibility can be determined.

In the following discussion, there are references to "unpatented" mining claims. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If you purchase an unpatented mining claim that is later declared invalid by the U.S. government, you could be evicted.

As a result of exploration results performed on the property to date, we were able to reduce the Fox Spring Project claim holdings from 130 to 86.

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

Fox Spring Project

Amount ($)

Annual claim fees – 2013	13,000
Exploration, drill program, and analysis	300,000
Option payment – to May 2014	65,000
378,000

The budget for the next twelve months will include undertaking a second phase drill program and prospecting the immediate area near the Fox Spring Project to identify additional areas of possible mineralization. The primary objective of the next twelve months is to complete the second phase drill program on the Fox Spring Project.

The planned work will be overseen by the Company's President who has visited the Property several times, and will be undertaken largely by contractors. The Company does not currently have any contracts or arrangements in place with any third parties for the planned work. In 2012 the Company conducted significant exploration on the property through an exploration program that included mapping, sampling, surveying and a first phase of drilling on the property. An IP survey was conducted on the property in the spring of 2013. Exploration work completed thus far helped fine-tune the second phase drill targeting process on the Fox Spring Project.

The Company has received approval of its initial work plan from the Bureau of Land Management ("BLM"). The Company is currently seeking proposals from contract drillers and currently expects to begin Phase II drilling in the spring of 2014.

Results of Operations

We have not recognized any revenues from our inception on April 21, 2010 through October 31, 2013. We do not anticipate recognizing revenues until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three and six months ended October 31, 2013 our general and administrative expenses were $45,290 and $76,233 respectively. This represents a decrease of $32,667 and $14,563 as compared to the three and six months ended October 31, 2012 which is primarily because of less stock based compensation cost. We expect our general and administrative costs to remain relatively flat while being in our current stage of exploration which is expected to be at least through the end of our current fiscal year.

During the three and six months ended October 31, 2013 our mineral property exploration expenditures were $7,016 and $22,981 respectively. This represents a decrease of $125,965 and $139,917 as compared to the three and six months ended October 31, 2012. Mineral property exploration expenditures have decreased as a result of the Company completing Phase I of the drilling program in the prior periods with Phase II scheduled to commence in the spring of 2014. Our management estimates the cost of our planned Phase II drill program to be approximately $300,000.

Liquidity and capital resources

We had working capital deficit of ($1,250) at October 31, 2013.

Cash used in operations was $68,879 for the six months ended October 31, 2013. Cash used in operations was primarily related to the payment of our obligations as incurred inclusive of an increase of $7,038 of obligations that were outstanding as of April 30, 2013.

Cash used in investing activities of $21,841 for the six months ended October 31, 2013 was the result of making the required option payment on our Fox Spring Project in addition to our reclamation deposit with the BLM.

Cash provided from financing activities of $25,000 for the six months ended October 31, 2013 was generated from the issuance of 250,000 shares of our common stock for cash.

The Company currently expects that it will need approximately $500,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.

We anticipate that we will incur the following to October 31, 2014:

•	$65,000 in connection with property option payments under the Company's Fox Spring Project (formerly known as the LB/Vixen option agreement);

•	$313,000 in property exploration expenses and claim payments in order to meet the requirements of the Company's property option agreement;

•	$122,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

We are currently in the process of obtaining additional funds through private placements of our common stock and as of the date of this report we have sold 250,000 unregistered shares of common stock at $0.10 per share for cash totaling $25,000 since April 30, 2013. This cash received is not sufficient to fund our planned operations for the next twelve months. In order to continue to explore and develop our property we will need to obtain additional financing. Management continues to seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management's plans will be realized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 26, 2013 the Company sold 250,000 shares of common stock in a private placement transaction at $0.10 per share for total cash consideration of $25,000.

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

Date: December 23, 2013

GRIZZLY GOLD CORP.

By:	/s/ Paul Strobel
Paul Strobel President, Chief Executive Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)

