Form 10-Q
period 2014-01-31
Grizzly Gold Corp.
filed 2014-03-19
CIK 1492541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,400,000 shares of common stock, $0.0001 par value, issued and outstanding as of March 10, 2014.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements	3
Balance Sheets January 31, 2014 (unaudited), and April 30, 2013	3
Statements of Operations (unaudited) for the three and nine month periods ended January 31, 2014 and 2013 and for the period from April 21, 2010 (inception) to January 31, 2014	4
Statements of Cash Flows (unaudited) for the nine month periods ended January 31, 2014 and 2013 and for the period from April 21, 2010 (inception) to January 31, 2014	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13

PART II – Other Information	13

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

Item 1. Financial Statements

GRIZZLY GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(expressed in US Dollars)

ASSETS
	January 31,	April 30,
	2014	2013
	(unaudited)	(restated)
Current assets
Cash	$1,597	$69,052
Prepaid expenses	3,149	3,250
Total current assets	4,746	72,302
Other assets
Reclamation Deposit	11,817	9,976
Mineral property acquisition rights (restated)	86,440	40,000
Total other assets	98,257	49,976

Total Assets	$103,003	$122,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$42,270	$3,393
Accrued liabilities	–	9,500
	42,270	12,893

STOCKHOLDERS' EQUITY
Common Stock, par value $0.0001; 300,000,000 shares authorized; 48,400,000 and 48,150,000 issued and outstanding at January 31, 2014 and April 30, 2013	4,817	4,815
Additional paid-in capital (restated)	812,807	728,275
Deficit accumulated during exploration stage (restated)	(756,891)	(623,705)
Total stockholder's equity	60,733	109,385

Total liabilities and stockholder's equity	$103,003	$122,278

The accompanying notes are an integral part of these condensed financial statements.

GRIZZLY GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(expressed in US Dollars)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		Inception April 21, 2010
	2014	2013	2014	2013	to January 31, 2014
		(restated)		(restated)	(restated)

Revenues	$–	$–	$–	$–	$–

Expenses
Mineral property exploration expenditures	3,111	10,484	26,092	173,382	351,570
General and administrative (restated)	30,861	51,197	107,094	141,993	405,321
Impairment of mineral property acquisition rights (restated)	–	–	–	–	–
Net loss from Operations	(33,972)	(61,681)	(133,186)	(315,375)	(756,891)

Net Loss	$(33,972)	$(61,681)	$(133,186)	$(315,375)	$(756,891)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	48,400,000	48,150,000	48,250,543	48,052,174

The accompanying notes are an integral part of these condensed financial statements.

GRIZZLY GOLD CORP.

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	Nine Months Ended January 31,		Inception April 21, 2010
	2014	2013	to January 31, 2014
		(restated)	(restated)
Cash flows from operating activities
Net loss for the period	$(133,186)	$(315,375)	$(756,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation (restated)	53,094	94,391	165,184
Impairment of mineral property acquisition rights (restated)	–	–	–
Change in prepaid expenses	101	111	(3,149)
Change in accounts payable & accrued liabilities	9,377	(10,697)	22,270
Net cash used in operating activities	(70,614)	(231,570)	(572,586)

Cash flows from investing activities	–
Payments on mineral property acquisition rights	(20,000)	(20,000)	(60,000)
Payments for reclamation deposit	(1,841)	(3,822)	(11,817)
Net cash used in investing activities	(21,841)	(23,822)	(71,817)

Cash flows from financing activities
Proceeds from Sale of Common Stock	25,000	250,000	646,000
Net cash provided by financing activities	25,000	250,000	646,000

Increase (decrease) in cash	(67,455)	(5,392)	1,597
Cash, beginning of period	69,052	142,287	–
Cash, end of period	$1,597	$136,895	$1,597

SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended January 31,		Inception April 21, 2010
	2014	2013	to January 31, 2014
Cash paid during the period for:
Interest	$–	$–	$–
Income Taxes	$–	$–	$–

Mineral property acquisition rights in accounts payable	$20,000	$–	$–
Options issued for mineral property acquisition rights	$6,440	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended January 31, 2014, are not necessarily indicative of the results that may be expected for the year ending April 30, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, along with the applicable restatement discussion contained in Note 7 below.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred a net loss of $756,891 for the period from April 21, 2010 (inception) to January 31, 2013, and have not generated any revenue since inception. Our future is dependent upon our ability to obtain future financing and upon future profitable operations from the development of our mineral property. We expect we will need approximately $530,000 to fund our operations during the next twelve months which will include property option payments, exploration and drilling, and general and administrative costs.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. As of January 31, 2013 we did not hold any cash equivalents.

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

	Property	Work
	Payments	Expenditures
By May 1, 2014	$65,000	$200,000
By May 1, 2015	60,000	250,000
By May 1, 2016	70,000	250,000
By May 1, 2017	80,000	300,000
By May 1, 2018	90,000	300,000
By May 1, 2019	100,000	350,000
By May 1, 2020	100,000	400,000
By May 1, 2021	250,000	750,000

	$815,000	$2,800,000

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

During the nine months ended January 31, 2014, we paid NMPII $20,000 in accordance with the terms of our acquisition agreement and capitalized $6,440 of stock based payments associated with the Fox Spring Project. At January 31, 2014 the Company accrued a payment due to NMPII totaling $20,000.

NOTE 5 – RECLAMATION DEPOSIT

We have paid a $11,817 reclamation deposit to the Bureau of Land Management (“BLM”) on the Fox Spring Project. The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of our planned drill program.

NOTE 6 – STOCKHOLDERS’ EQUITY

As of January 31, 2013, the Company had 48,400,000 shares of common stock issued and outstanding. For details associated with our common stock issuances prior to the nine months ended January 31, 2013 please refer to our Form 10-K for the fiscal year ended April 30, 2013.

During the nine months ended January 31, 2013 we issued 250,000 shares of our common stock for $25,000 cash. In addition to the shares, investors received 250,000 warrants convertible into common stock at $0.10 per share expiring in August 2015.

2012 Stock Option Plan

During the nine months ended January 31, 2013 we did not issue any additional options under the Plan. We recognized $59,534 of cost, of which $6,440 was capitalized as mineral property acquisition costs, in stock based compensation for previously issued options that vested during the nine months ended January 31, 2013 and no options were forfeited.

NOTE 7 – RESTATEMENT

During the nine months ended January 31, 2013 our management along with our Board of Directors, determined that our previously issued financial statements from inception to April 30, 2013 contained certain errors.

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

The following tables show the impacts of restating our previously issued financial statements by period.

BALANCE SHEET	April 30, 2013 as Restated	April 30, 2013 as Previously Reported	Change
ASSETS:
Mineral property acquisition rights	$40,000	$–	$40,000

STOCKHOLDERS’ EQUITY:
Additional Paid in Capital	$728,275	$709,416	$18,859
Deficit accumulated during exploration stage	$(623,705)	$(644,846)	$21,141

STATEMENT OF OPERATIONS:	Inception to April 30, 2013 Restated	Inception to April 30, 2013 As Previously Reported	Change
EXPENSES:
Total operating expenses	$623,705	$604,846	$18,859
Impairment of mineral property acquisition payments	$–	$40,000	$(40,000)
Net Loss	$623,705	$644,846	$(21,141)

STATEMENT OF OPERATIONS:	Three Months Ended January 31, 2013 Restated	Three Months Ended January 31, 2013 As Previously Reported	Change
EXPENSES:
Mineral property exploration	$10,484	$49,051	$(38,567)
General and administrative	$51,197	$39,151	$12,046
Net Loss	$61,681	$88,202	$(26,521)

STATEMENT OF OPERATIONS:	Nine Months Ended January 31, 2013 Restated	Nine Months Ended January 31, 2013 As Previously Reported	Change
EXPENSES:
Mineral property exploration	$173,382	$211,949	$(38,567)
General and administrative	$141,993	$159,546	$(17,553)
Impairment of mineral property acquisition payments	$–	$20,000	$(20,000)
Net Loss	$315,375	$391,495	$(76,120)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2014 and 2013 the Company paid a geological consulting firm controlled by our President and CEO $26,092 and $27,400, respectively, related to the on-going exploration activities associated with our Fox Spring Project.

During the nine months ended January 31, 2014 a significant shareholder and Director paid operating expenses on behalf of the Company totaling $5,000. As of January 31, 2014 the entire $5,000 remained due and outstanding and is included in accounts payable in the accompanying balance sheet.

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

Fox Spring Project

The Company's Board of Directors has approved a budget for total Property related expenditures of $378,000 for the next twelve months. The budget includes the following items:

Amount ($)

Annual claim fees – 2014	$13,000
Exploration, drill program, and analysis	300,000
Option payment – to May 2014	65,000
$378,000

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

Results of Operations

We have not recognized any revenues from our inception on April 21, 2010 through January 31, 2014. We do not anticipate recognizing revenues until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three and nine months ended January 31, 2014 our general and administrative expenses were $30,861 and $107,094 respectively. This represents a decrease of $20,336 and $34,899 as compared to the three and nine months ended January 31, 2013 which is primarily because of less stock based compensation cost. We expect our general and administrative costs to remain relatively flat while being in our current stage of exploration which is expected to be at least through the end of our current fiscal year.

During the three and nine months ended January 31, 2014 our mineral property exploration expenditures were $3,111 and $26,092 respectively. This represents a decrease of $7,373 and $147,290 as compared to the three and nine months ended January 31, 2013. Mineral property exploration expenditures have decreased as a result of the Company completing Phase I of the drilling program in the prior periods with Phase II scheduled to commence in the spring of 2014. Our management estimates the cost of our planned Phase II drill program to be approximately $300,000.

Liquidity and capital resources

We had working capital deficit of ($37,524) at January 31, 2014.

Cash used in operations was $70,614 for the nine months ended January 31, 2014. Cash used in operations was primarily related to the payment of our obligations as incurred.

Cash used in investing activities of $21,841 for the nine months ended January 31, 2014 was the result of making the required option payment on our Fox Spring Project in addition to our reclamation deposit with the BLM.

Cash provided from financing activities of $25,000 for the nine months ended January 31, 2014 was generated from the issuance of 250,000 shares of our common stock for cash. The purchasers of these shares also received 250,000 warrants with an exercise price of $0.10 per share expiring in August 2015.

The Company currently expects that it will need approximately $500,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.

We anticipate that we will incur the following to January 31, 2015:

- $65,000 in connection with property option payments under the Company's Fox Spring Project (formerly known as the LB/Vixen option agreement);

- $313,000 in property exploration expenses and claim payments in order to meet the requirements of the Company's property option agreement;

- $122,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

We are currently in the process of obtaining additional funds through private placements of our common stock and warrants. Our current cash resources are not sufficient to fund our planned operations for the next twelve months. In order to continue to explore and develop our property we will need to obtain additional financing. Management continues to seek additional capital through private placements and public offerings of its common stock, although there are no assurances that management's plans will be realized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were recent sales of unregistered securities that were not previously disclosed.

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

Date: March 19, 2014

GRIZZLY GOLD CORP.

By:	/s/ Paul Strobel
Paul Strobel President, Chief Executive Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)

